Form 10-Q
period 1996-03-31
GRANCARE INC
filed 1996-05-15
CIK 879102

_______________________________________________________________________________
_______________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[_]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-19571

                                 GRANCARE, INC.
             (Exact name of registrant as specified in its charter)

           California                                    95-4299210
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


    One Ravinia Drive, Suite 1500
           Atlanta, Georgia                                30346
(Address of principal executive offices)                (Zip Code)

                                 (770) 393-0199
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]        No   [_]

There were 23,234,624 shares outstanding of registrant's Common Stock, no par value, as of May 15, 1996.

_______________________________________________________________________________
_______________________________________________________________________________

                                GRANCARE, INC.

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited):
               Condensed Consolidated Balance Sheets-
               March 31, 1996 and December 31, 1995...................   3

               Condensed Consolidated Statements of Income-
               Three Months Ended March 31, 1996 and 1995.............   5

               Condensed Consolidated Statements of  Cash Flows-
               Three Months Ended March 31, 1996 and 1995.............   6

               Notes to Condensed Consolidated Financial Statements...   8

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three Months Ended March 31, 1996......................   9

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   13

Item 2.   Changes in Securities.......................................   13

Item 3.   Defaults Upon Senior Securities.............................   13

Item 4.   Submission of Matters to a Vote of Security Holders.........   13

Item 5.   Other Information...........................................   13

Item 6.   Exhibits and Reports on Form 8-K............................   13

Signatures............................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                   March 31,     December 31,
                                                                     1996           1995
                                                                -------------    ------------
                                                                 (Unaudited)        (Note)
                        ASSETS
Current assets:
 Cash and cash equivalents..................................         $ 15,508        $ 17,738
 Accounts receivable, less allowance for doubtful accounts
  (1996 - $10,869 and 1995 - $10,856).......................          198,916         173,068
 Inventories................................................           17,280          13,527
 Prepaid expenses and other current assets                             35,313          16,498
 Deferred income taxes......................................           10,933          10,933
                                                                -------------    ------------

  Total current assets......................................          277,950         231,764

Property and equipment......................................          261,104         270,042
 Less accumulated depreciation..............................          (57,893)        (55,689)
                                                                -------------    ------------
                                                                      203,211         214,353
Other assets:
 Investments, at fair value.................................           30,931          30,305
 Goodwill, less accumulated amortization
  (1996 - $6,741 and 1995 - $5,535).........................          122,334         120,946
 Other intangibles, less accumulated amortization
  (1996 - $8,762 and 1995 - $8,051).........................            9,383           9,793
 Other......................................................           40,936          38,000
                                                                -------------    ------------

Total assets................................................         $684,745        $645,161
                                                                =============    ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                   March 31,     December 31,
                                                                     1996           1995
                                                                -------------    ------------
                                                                 (Unaudited)        (Note)
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses....................           $ 72,007        $ 72,935
 Accrued wages and related liabilities....................             25,341          24,069
 Interest payable.........................................              4,786           6,793
 Income taxes payable.....................................              2,834            ----
 Notes payable and current maturities of long-term debt...              4,131           4,937
                                                                -------------    ------------

  Total current liabilities...............................            109,099         108,734

Long-term debt............................................            362,244         334,668
Deferred income taxes.....................................             16,924          16,735
Other.....................................................             13,412          12,425

Shareholders' equity:
 Common stock; no par value; 50,000,000 shares authorized
  (shares issued: 1996-24,139,374 and 1995-23,948,728)....            138,178         134,699
 Treasury stock, at cost; 915,000 shares..................            (18,700)        (18,700)
 Equity component of minimum pension liability............               (465)           (465)
 Unrealized gain on investments net of income taxes (1996
  - $3,736 and 1995 - $3,453).............................              5,604           5,206
 Retained earnings........................................             58,449          51,859
                                                                -------------    ------------
                                                                      183,066         172,599
                                                                -------------    ------------

Total liabilities and shareholders' equity................           $684,745        $645,161
                                                                =============    ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                                        Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
Revenues:
 Net patient revenues.............................     $228,827   $190,981
 Investment and other revenue.....................        1,184        700
                                                       --------   --------

  Net revenues....................................      230,011    191,681

Expenses:
 Operating expenses...............................      205,075    171,095
 Depreciation and amortization....................        6,158      4,717
 Interest expense and financing charges...........        8,149      6,033
                                                       --------   --------
  Total expenses..................................      219,382    181,845
                                                       --------   --------

Income before income taxes........................       10,629      9,836
Income taxes......................................        4,039      3,757
                                                       --------   --------

  Net income......................................     $  6,590   $  6,079
                                                       ========   ========

Net income per common and common equivalent share:
  Primary.........................................     $   0.28   $   0.25
                                                       ========   ========
  Fully diluted...................................     $   0.28   $   0.25
                                                       ========   ========

Weighted average number of common and common
 equivalent shares outstanding:
  Primary.........................................       23,785     24,122
                                                       ========   ========
  Fully diluted...................................       26,324     24,173
                                                       ========   ========

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars In Thousands)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1996            1995
                                                               ----------------------------
OPERATING ACTIVITIES
 Net income..............................................        $  6,590         $  6,079
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for doubtful accounts........................           1,519            1,639
  Depreciation and amortization..........................           6,158            4,717
  (Gain) loss on sale of assets..........................             (57)              37
  Amortization of deferred financing costs...............             227               66
  Changes in assets and liabilities net of
   effect of acquisitions:
   Accounts receivable...................................         (27,367)         (13,273)
   Other current assets..................................          (2,890)            (959)
   Other noncurrent assets...............................          (3,308)          (2,634)
   Accounts payable and accrued expenses.................          (1,093)           3,615
   Accrued wages and related liabilities.................           1,356               (5)
   Interest payable......................................          (2,007)             (46)
   Income taxes payable..................................           3,366             (754)
   Other noncurrent liabilities..........................           1,044             (595)
                                                                 --------         --------
     Net cash used in operating activities...............         (16,462)          (2,113)

INVESTING ACTIVITIES
 Acquisition of businesses...............................          (4,858)         (11,910)
 Purchase of property and equipment......................          (9,010)          (5,910)
 Proceeds from disposition of property and equipment.....             994            1,909
 Other...................................................            (267)          (4,674)
                                                                 --------         --------
   Net cash used in investing activities.................         (13,141)         (20,585)

FINANCING ACTIVITIES
 Proceeds from exercise of warrants and options..........           1,489              341
 Long-term debt payments.................................          (2,100)          (9,109)
 Proceeds from long-term debt borrowings.................          28,000           33,774
 Repayments of short-term notes payable..................            ----           (5,908)
 Payment of debt issuance costs..........................             (16)            ----
                                                                 --------         --------
   Net cash provided by financing activities.............          27,373           19,098
                                                                 --------         --------
 Net decrease in cash and cash equivalents...............          (2,230)          (3,600)
 Cash and cash equivalents at beginning of period........          17,738           28,611
                                                                 --------         --------
 Cash and cash equivalents at end of period..............        $ 15,508         $ 25,011
                                                                 ========         ========

See Notes to Condensed Consolidated Financial Statements

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars In Thousands)


SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:

     In January 1996, the Company completed the acquisition of RN Health Care Services, Inc. ("RN Services"), a home health care business located in Detroit, Michigan, for $2,350 in cash. In conjunction with the acquisition, the Company advanced $2,500 to the former owners in the form of a short-term note secured by RN Services' accounts receivable.

     Also in the first quarter of 1996, the Company acquired a leasehold interest in a long-term health care facility located in Naperville, Illinois, and a hospice business located in Detroit, Michigan.

     The above 1996 acquisitions had the following effect on cash:

          Fair value of assets acquired        ($5,115)
          Fair value of liabilities assumed        257
                                               -------
          Net effect on cash                   ($4,858)
                                               =======

     In conjunction with the sale of four long-term health care facilities located in Michigan in the first quarter of 1996, the Company provided purchase money financing in the amount of $17,550 evidenced by an interest-bearing promissory note, due and payable in 1997.


See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- - ------------------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Credit Facility
- - ------------------------

          On March 29, 1995, the Company entered into an agreement with First Union National Bank of North Carolina ("First Union") pursuant to which First Union provided the Company with a $175 million revolving line of credit (the "Credit Facility"). The Company has used proceeds from the Credit Facility to pay off its previous line of credit, fund the $53.2 million acquisition of Cornerstone and for general working capital purposes. On September 29, 1995, the Company completed the sale of $100 million aggregate principal amount of its 9-3/8% Senior Subordinated Notes due 2005 (the "Notes") in an underwritten public offering. In connection therewith, the Credit Facility was amended and reduced to $150 million. The net proceeds from the sale of the Notes were used to repay amounts outstanding under the Credit Facility. As of March 31, 1996, $65.7 million of the Credit Facility had been utilized by the Company.

Note C - Change in Accounting Principle
- - ---------------------------------------

          During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. During 1996, events and circumstances indicated that $20 million of assets of the Facilities division might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value. The Company's estimate of cash flows might change because of the uncertainty surrounding the changes in the regulatory environment including prospective payment, competition and labor issues.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

     The Company was incorporated in September 1987. Since its inception, the Company has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. In April 1995, the Company acquired Cornerstone Health Management Company ("Cornerstone"), a contract management firm that specializes in the implementation and management of subacute and other specialized medical programs in acute care hospitals. In addition, on July 20, 1995, the Company acquired Evergreen Healthcare, Inc. ("Evergreen") by merger (the "Merger") in a transaction accounted for as a pooling-of-interests for financial reporting purposes.

     The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the three months ended March 31, 1996, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 39.8% and 37.0%, respectively. For the year ended December 31, 1995, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 44.7% and 30.2%, respectively.

     The Company derives its revenues by providing skilled nursing, pharmacy, therapy, subacute and other specialty medical services and contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. The Company seeks to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services.

RESULTS OF OPERATIONS

     The following tables set forth, as a percentage of patient revenues, certain income data for the periods indicated:

                                              REVENUE COMPOSITION
                                        PERCENTAGE OF PATIENT REVENUES
                                        ------------------------------
                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                           1996                 1995
                                        -----------         ------------
Skilled Nursing and Subacute Care:
  Routine services.................        46.3%                56.6%
Specialty Medical:
  Therapy, Subacute & Home Health..        24.8%                18.1%
  Pharmacy (1).....................        25.5%                25.3%
  Contract Management (1)..........         3.4%                   -
                                        -----------         ------------
     Subtotal......................        53.7%                43.4%
                                        -----------         ------------
     Total.........................       100.0%                100.0%
                                       ============         ============
                                             REVENUE PER PATIENT DAY
                                        DERIVED FROM SKILLED NURSING AND
                                                  SUBACUTE CARE
                                        --------------------------------
                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           1996                  1995
                                        -----------         ------------
Routine skilled nursing............      $ 88.15               $ 86.83
Specialty medical services (2).....        53.72                 30.66
                                        -----------         ------------
  Total............................       $141.87              $117.49
                                        ===========         ============
Average occupancy rate.............         85%                   87%

(1) Before elimination of intercompany sales.
(2) Excludes pharmacy and other specialty medical revenue from beds not operated by the Company.

     The Company's net revenues for the three month period ended March 31, 1996, were $230.0 million, compared to $191.7 million for the same period in 1995, a net increase of $38.3 million, or 20.0%. For the three month period, $27.3 million, resulted from acquisitions and an additional amount was primarily attributable to same-store growth. These increases were partially offset by loss of revenue from facilities divested.

     Operating expenses for the three month period ended March 31, 1996, were $205.1 million, compared to $171.1 million for the same period in 1995, a net increase of $34.0 million, or 19.9%. For the three month period, $24.7 million resulted from acquisitions and an additional amount was primarily attributable to same store growth.

     Depreciation and amortization expenses for the three month period ended March 31, 1996, were $6.2 million, compared to $4.7 million for the same period in 1995, an increase of $1.5 million, or 31.9%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment.

     Interest expense and financing charges for the three month period ended March 31, 1996, were $8.1 million, compared to $6.0 million for the same period in 1995, an increase of $2.1 million, or 35.0%. This increase was primarily due to interest on additional indebtedness incurred in connection with acquisitions, the issuance of $100 million of Senior Subordinated Notes and to a lesser extent, borrowings to fund working capital.

     Income taxes for the three month period ended March 31, 1996, were $4.0 million compared to $3.8 million for the same period in 1995, an increase of $0.2 million.

     As a result of the foregoing, net income for the three month period ended March 31, 1996, was $6.6 million, compared to $6.1 million for the same period in 1995, an increase of $0.5 million.

     During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. During 1996, events and circumstances indicated that $20 million of assets of the Facilities division might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value. The Company's estimate of cash flows might change because of the uncertainty surrounding the changes in the regulatory environment including prospective payment, competition and labor issues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity at March 31, 1996, was $15.5 million in cash and cash equivalents compared to $17.7 million at December 31, 1995, a decrease of $2.2 million. The decrease in cash and cash equivalents was due primarily to cash utilized by operations for the three-month period ended March 31, 1996. In addition to cash flow from operations, the Company has financed its working capital and liquidity needs through bank indebtedness. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

     Accounts receivable at March 31, 1996, were $198.9 million compared to $173.1 million at December 31, 1995, an increase of $25.8 million. The Company's accounts receivable include receivables from third-party reimbursement programs, primarily Medicaid and Medicare. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45 day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. Specialty medical services provided to third parties are billed on terms negotiated with individual customers, which often are tied to their reimbursement cycles. If the expansion of specialty medical revenues continues at historic rates or if the Company is successful in expanding its specialty medical programs in the Evergreen facilities, average days receivable likely will equal or exceed current levels and may require additional working capital.

     While federal regulations do not provide states with grounds to curtail payments under their Medicaid reimbursement programs due to state budget deficiencies or delays in enactment of new budgets, states have nevertheless curtailed payments in such circumstances in the past. In particular, some states have delayed the payment of significant amounts owed to health care providers such as the Company for health care services provided under their respective Medicaid programs.

     In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's anticipated principal payments, cash interest payments, rent and property expense obligations for 1996 are estimated at $100 million.

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the three-month period ended March 31, 1996, were $9.0 million. The Company estimates that capital expenditures for the year ending December 31, 1996, will be approximately $32 million.

     The Company maintains a $150.0 million credit facility with a syndicate of banks which may be used for working capital, other general corporate purposes and acquisitions (the "Credit Facility"). As of March 31, 1996, approximately $65.7 million was outstanding under the credit facility. The Company will be able to borrow under the credit facility through June 1998, at which time it will convert to a term loan unless it is refinanced or extended. Upon conversion, the amount then outstanding will be payable in equal quarterly installments through June 2002.

     The Company believes that its cash from operations, existing working capital and available borrowings under the Credit Facility will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay certain indebtedness when due, and further expand the Company's business. However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings (including an increase in the Credit Facility), sale-leaseback financings, or the sale of debt or equity securities to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions.

     The Company is a beneficial owner of 1,000,000 shares of stock of Health and Retirement Properties Trust ("HRPT") which are held in trust and pledged as collateral for the obligations of two of the Company's subsidiaries under mortgage notes and lease obligations with HRPT. The pledge agreement strictly limits GranCare's ability to sell the shares until its obligations to HRPT are satisfied, which will not be until the year 2010. As a result, these shares cannot be sold to meet other financial obligations. In addition, such mortgage notes and lease obligations contain provisions that restrict, upon the occurrence of an event of default thereunder, the ability of such subsidiaries to make dividends, loans or advances to the Company. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the HRPT stock is carried at fair market value, with unrealized gains and losses reported as separate components of equity. The Credit Facility and indenture pursuant to which the Notes were issued also contain restrictions on the ability of the Company to pay dividends to its shareholders upon the failure to satisfy certain financial covenants.

     The Company maintains a captive insurance subsidiary to provide for its obligations under workers' compensation and general and professional liability plans. These obligations are funded with long-term fixed income investments which are not available to satisfy other obligations of the Company.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
- - -------   ------------------

               Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

ITEM 2.   CHANGES IN SECURITIES.
- - -------   ----------------------

               Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
- - -------   --------------------------------

               Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - -------   ----------------------------------------------------

               Not applicable.

ITEM 5.   OTHER INFORMATION.
- - -------   ------------------

               Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - -------   --------------------------------

               (a)  The following exhibits are included herewith:

                    11  Computation of Net Income Per Share.
                    27  Financial Data Schedule

               (b)  Not applicable.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1996                    GRANCARE, INC.



                                       /s/ Jerry A. Schneider
                                       --------------------------------------
                                       Jerry A. Schneider
                                       Executive Vice President and Chief
                                        Financial Officer
                                       (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)