Form 10-Q
period 1996-06-30
GRANCARE INC
filed 1996-08-14
CIK 879102

================================================================================

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

         [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-19571

                                 GRANCARE, INC.
             (Exact name of registrant as specified in its charter)

              California                               95-4299210
       (State or other jurisdiction                  (I.R.S.Employer
        of incorporation or organization)          Identification No.)

        One Ravinia Drive, Suite 1500
              Atlanta, Georgia                                30346
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

                            Yes     X       No
                                ---------      ----------

There were 23,371,721 shares outstanding of registrant's Common Stock, no par value, as of August 12, 1996.

- --------------------------------------------------------------------------------

================================================================================

                                GRANCARE, INC.

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets-
               June 30, 1996 and December 31, 1995........................ 3

               Condensed Consolidated Statements of Income-
               Three Months Ended June 30, 1996 and 1995 and
               Six Months Ended June 30, 1996 and 1995.................... 5

               Condensed Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 1996 and 1995.................... 6

               Notes to Condensed Consolidated Financial Statements....... 8

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Six Months Ended June 30, 1996................... 9


                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings........................................... 13

Item 2.       Changes in Securities....................................... 13

Item 3.       Defaults Upon Senior Securities............................. 13

Item 4.       Submission of Matters to a Vote of Security Holders......... 13

Item 5.       Other Information........................................... 14

Item 6.       Exhibits and Reports on Form 8-K............................ 14

Signatures    ............................................................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                             June 30,    December 31,
                                                               1996          1995
                                                          ------------   ------------
                                                           (Unaudited)      (Note)
ASSETS
Current assets:
 Cash and cash equivalents..............................      $12,929        $17,738
 Accounts receivable, less allowance
  for doubtful accounts
          (1996 - $11,260 and 1995 - $10,856)...........      214,880        173,068
 Inventories............................................       16,000         13,527
 Prepaid expenses and other current  assets.............       37,821         16,498
 Deferred income taxes..................................       10,933         10,933
                                                         ------------   ------------

          Total current assets..........................      292,563        231,764

Property and equipment..................................      268,501        270,042
 Less accumulated depreciation..........................      (62,393)       (55,689)
                                                         ------------   ------------
                                                              206,108        214,353
Other assets:
 Investments, at fair value.............................       36,767         30,305
 Goodwill, less accumulated amortization
          (1996 - $7,965 and 1995 -  $5,535)............      125,495        120,946
 Other intangibles, less accumulated amortization
          (1996 - $9,451 and 1995 - $8,051).............        9,036          9,793
 Other..................................................       41,423         38,000
                                                         ------------   ------------

Total assets............................................     $711,392       $645,161
                                                          ============   ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                  June 30,    December 31,
                                                                    1996          1995
                                                               ------------   ------------
                                                                (Unaudited)      (Note)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.......................       $77,841        $72,935
 Accrued wages and related liabilities.......................        23,741         24,069
 Interest payable............................................         8,226          6,793
 Income taxes payable........................................         1,396              -
 Notes payable and current maturities of long-term debt......         3,287          4,937
                                                               ------------   ------------

         Total current liabilities...........................       114,491        108,734

Long-term debt...............................................       375,212        334,668
Deferred income taxes........................................        16,616         16,735
Other........................................................        13,043         12,425

Shareholders' equity:
 Common stock; no par value; 50,000,000 shares authorized
  (shares issued:  1996-23,481,998 and  1995-23,948,728).....       125,163        134,699
 Treasury stock (1996-200,000 shares and 1995-915,000 shares)        (5,030)       (18,700)
 Equity component of minimum pension liability...............          (465)          (465)
 Unrealized gain on investments net of income taxes
  (1996 - $3,822 and 1995 - $3,453)..........................         5,733          5,206
 Retained earnings...........................................        66,629         51,859
                                                               ------------   ------------
                                                                    192,030        172,599
                                                               ------------   ------------

Total liabilities and shareholders' equity...................      $711,392       $645,161
                                                                ============   ============

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

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                                          Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
                                                         -------------------- -------------------
                                                             1996      1995      1996      1995
                                                         ---------- --------- --------- ---------
Revenues:
      Net patient revenues.............................    $245,427  $203,148  $474,254  $394,129
      Investment and other revenue.....................       1,844     1,278     3,028     1,978
                                                         ---------- --------- --------- ---------
        Net revenues...................................     247,271   204,426   477,282   396,107

Expenses:
      Operating expenses...............................     218,646   180,318   423,721   351,413
      Depreciation and amortization....................       6,514     4,959    12,672     9,676
      Interest expense and financing charges...........       8,918     6,717    17,067    12,750
                                                         ---------- --------- --------- ---------

        Total expenses.................................     234,078   191,994   453,460   373,839
                                                         ---------- --------- --------- ---------

Income before income taxes.............................      13,193    12,432    23,822    22,268
Income taxes...........................................       5,013     4,719     9,052     8,476
                                                         ---------- --------- --------- ---------

        Net income.....................................      $8,180    $7,713   $14,770   $13,792
                                                         ========== ========= ========= =========
Net income per common and common equivalent share:

        Primary........................................       $0.34     $0.32     $0.62     $0.57
                                                         ========== ========= ========= =========

        Fully diluted..................................       $0.33     $0.32     $0.61     $0.57
                                                         ========== ========= ========= =========

Weighted average number of common and common equivalent shares outstanding:

        Primary........................................      24,077    24,252    23,932    24,188
                                                         ========== ========= ========= =========

        Fully diluted..................................      26,570    26,582    26,484    26,518
                                                         ========== ========= ========= =========

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars In Thousands)

                                                                              Six Months Ended June 30,
                                                                             --------------------------
                                                                                  1996         1995
                                                                             ------------- ------------
Operating activities
       Net income..........................................................       $ 14,770     $ 13,792
       Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Provision for doubtful accounts..................................          3,607        2,753
          Depreciation and amortization....................................         12,672        9,676
          Gain on sale of assets...........................................           (114)        (114)
          Amortization of deferred financing costs.........................            468          133
          Changes in assets and liabilities net of
               effect of acquisitions:
               Accounts receivable.........................................        (44,728)     (17,834)
               Other current assets........................................         (4,096)        (807)
               Other noncurrent assets.....................................         (3,641)      (6,945)
               Accounts payable and accrued expenses.......................          1,682        6,622
               Accrued wages and related liabilities.......................           (469)      (1,456)
               Interest payable............................................          1,433        1,223
               Income taxes payable........................................          1,928        1,834
               Other noncurrent liabilities................................             76          634
                                                                             ------------- ------------
                 Net cash (used in) provided by operating activities.......        (16,412)       9,511

Investing activities
       Acquisition of businesses...........................................         (5,929)     (54,287)
       Purchases of property and equipment.................................        (16,364)     (10,808)
       Proceeds from disposition of property and equipment.................            994        4,021
       Repayments of notes receivable......................................            ---        2,287
       Purchases of investments............................................         (5,119)      (4,083)
       Other...............................................................         (1,400)      (1,560)
                                                                             ------------- ------------
                 Net cash used in investing activities.....................        (27,818)     (64,430)

Financing activities
       Proceeds from exercise of warrants and options......................          1,992          572
       Long-term debt payments.............................................         (4,571)     (56,556)
       Proceeds from long-term debt borrowings.............................         42,250      114,650
       Payment of debt issuance costs......................................           (250)        (965)
                                                                             ------------- ------------
                 Net cash provided by financing activities.................         39,421       57,701
                                                                             ------------- ------------
       Net (decrease) increase in cash and cash equivalents................         (4,809)       2,782
       Cash and cash equivalents at beginning of period....................         17,738       28,611
                                                                             ------------- ------------
       Cash and cash equivalents at end of period..........................       $ 12,929     $ 31,393
                                                                             ============= ============

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

     In April 1996, the Company completed the acquisition of Jennings Visiting Nurse Association, Inc. ("Jennings"), a home health care business based in North Vernon, Indiana, for $937 in cash and a promissory note for $250.

     Also in the second quarter of 1996, the Company acquired a leasehold interest in a long-term health care facility located in Summerville, South Carolina.

     The above 1996 acquisitions had the following effect on cash:

          Fair value of assets acquired          ($7,315)
          Fair value of liabilities assumed        1,386
                                                --------
          Net effect on cash                     ($5,929)
                                                ========

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

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- ------------------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Change in Accounting Principle
- ---------------------------------------

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

Note C - Treasury Stock
- -----------------------

          During the second quarter of 1996, the Company cancelled 715,000 shares of treasury stock which the Company had repurchased in July, 1995.

Note D - Contingent Earn-Out Provision
- --------------------------------------

          The purchase agreement with respect to the 1994 acquisition of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC"), contains a contingent earnout provision for the two year period ended June 30, 1996. An additional $5.5 million could be paid to LTC (in the form of a subordinated promissory note) provided certain operating results were obtained for this period. Management has not completed its analysis of the amount payable under this provision.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

General

  The Company was incorporated in September 1987. Since its inception, the Company has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. In this regard, during the last year, the Company has made two significant acquisitions. In April 1995, the Company acquired Cornerstone Health Management Company, a contract management firm that specializes in the implementation and management of subacute and other specialized medical programs in acute care hospitals. In addition, on July 20, 1995, the Company acquired Evergreen Healthcare, Inc. by merger in a transaction accounted for as a pooling-of-interests for financial reporting purposes. In addition to the above, the Company during the three month period ended June 30, 1996 acquired Jennings Visiting Nurse Association, Inc., a home health agency in Indiana, and leased Hallmark HealthCare Center, a skilled nursing facility in South Carolina. Also, on July 1, 1996, the Company acquired Emery Pharmacy, a provider of institutional pharmacy services in upstate New York.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the six months ended June 30, 1996, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 38.9% and 38.4%, respectively, of the Company's total revenues. For the year ended December 31, 1995, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 44.7% and 30.2%, respectively, of the Company's total revenues.

  The Company derives its revenues by providing skilled nursing, pharmacy, therapy, subacute and other specialty medical services and contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. Accordingly, the Company has in the past sought to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services. While the Company intends to continue pursuing this course, the Company is also currently exploring ways to enhance shareholder value through various strategic alternatives involving its pharmacy operations.

Results of Operations

  The following tables set forth, as a percentage of patient revenues, certain income data for the periods indicated:

                                                      Revenue Composition
                                                 Percentage of Patient Revenues
                                        ---------------------------------------------
                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                             1996        1995       1996       1995
                                        ------------ ----------- ---------- ----------
Skilled Nursing and Subacute Care:
   Routine services....................     43.7%       53.9%      44.9%      55.2%
Specialty Medical:
   Therapy, Subacute and Home Health...     26.2%       19.5%      25.5%      18.8%
   Pharmacy (1)........................     26.6%       22.8%      26.1%      24.1%
   Contract Management (1).......... ..      3.5%        3.8%       3.5%       1.9%
                                        ------------ ----------- ---------- ----------
      Subtotal.........................     56.3%       46.1%      55.1%      44.8%
                                        ------------ ----------- ---------- ----------
      Total............................    100.0%      100.0%     100.0%     100.0%
                                        ============ =========== ========== ==========


                                                   Revenue  Per Patient Day
                                           Derived from Skilled Nursing and Subacute
                                                             Care
                                        ---------------------------------------------
                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                            1996        1995       1996       1995
                                        ------------ ----------- ---------- ----------
Routine skilled nursing................    $90.05      $86.62     $89.09     $86.73
Specialty medical services (2).........     61.33       34.59      57.51      32.64
                                        ------------ ----------- ---------- ----------
      Total............................   $151.38     $121.21    $146.60    $119.37
                                        ============ =========== ========== ==========
Average occupancy rate.................      84%         86%        85%        87%

(1) Before elimination of intercompany sales.
(2) Excludes revenue from patients outside GranCare facilities.

  The Company's net revenues for the three and six month periods ended June 30, 1996, were $247.3 and $477.3 million, respectively, compared to $204.4 and $396.1 million for the same periods in 1995, a net increase of $42.9 and $81.2 million, respectively, or 21.0% and 20.5%. For the three and six month periods, $20.9 and $45.7 million, respectively, resulted from acquisitions and an additional amount was primarily attributable to same-store growth. These increases were partially offset by loss of revenue from facilities divested or to be divested.

  Operating expenses for the three and six month periods ended June 30, 1996, were $218.6 and $423.7 million, respectively, compared to $180.3 and $351.4 million for the same periods in 1995, a net increase of $38.3 and $72.3 million, respectively, or 21.2% and 20.6%. For the three and six month periods, $19.1 and $40.7 million, respectively, resulted from acquisitions and an additional amount was primarily attributable to same-store growth increases in expenses.

  Depreciation and amortization expenses for the three and six month periods ended June 30, 1996, were $6.5 and $12.7 million, respectively, compared to $5.0 and $9.7 million for the same periods in 1995, an increase of $1.5 and $3.0 million, respectively, or 30.0% and 30.9%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment.

  Interest expense and financing charges for the three and six-month periods ended June 30, 1996, were $8.9 and $17.1 million, respectively, compared to $6.7 and $12.8 million for the same periods in 1995, an increase of $2.2 and $4.3 million, respectively, or 32.8% and 33.6%. These increases were primarily due to interest on additional indebtedness incurred in connection with acquisitions, the issuance of $100 million of Senior Subordinated Notes and to a lesser extent, borrowings to fund working capital.

  Income taxes for the three and six month periods ended June 30, 1996, were $5.0 million and $9.1 million, respectively, compared to $4.7 and $8.5 million for the same periods in 1995, an increase of $0.3 million and $0.6 million, respectively.

  As a result of the foregoing, net income for the three and six month periods ended June 30, 1996, was $8.2 and $14.8 million, respectively, compared to $7.7 and $13.8 million for the same periods in 1995, an increase of $0.5 and $1.0 million, respectively.

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

Liquidity and Capital Resources

  The Company's primary source of liquidity at June 30, 1996, was $12.9 million in cash and cash equivalents compared to $17.7 million at December 31, 1995, a decrease of $4.8 million. The decrease in cash and cash equivalents was due primarily to cash utilized by operations for the six month period ended June 30, 1996. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

  Accounts receivable at June 30, 1996, were $214.9 million compared to $173.1 million at December 31, 1995, an increase of $41.8 million. The Company's accounts receivable includes receivables from third-party reimbursement programs, primarily Medicaid and Medicare settlements. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45 day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. Specialty medical services provided to third parties are billed on terms negotiated with individual customers, which often are tied to their reimbursement cycles. If the expansion of specialty medical revenues continues at historic rates or if the Company is successful in expanding its specialty medical programs in the Evergreen facilities, average days receivable likely will equal or exceed current levels and may require additional working capital.

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

  In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's anticipated principal payments, cash interest payments, rent and property expense obligations for 1996 are estimated at $100.0 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the six month period ended June 30, 1996, were $16.4 million. The Company estimates that capital expenditures for the year ending December 31, 1996, will be approximately $32.0 million.

  The Company maintains a $150.0 million credit facility with First Union National Bank of North Carolina ("First Union") and a syndicate of banks which may be used for working capital, other general corporate purposes and acquisitions (the "Credit Facility"). As of June 30, 1996, approximately $80.0 million was outstanding under the Credit Facility. The Company will be able to borrow under the Credit Facility through June 1998, at which time it will convert to a term loan unless it is refinanced or extended. Upon conversion, the amount then outstanding will be payable in equal quarterly installments through June 2002.

  On August 5, 1996, the Company sold its entire interest in Alternative Living Services, Inc., resulting in net proceeds to the Company of approximately $23.0 million. The Company intends to use the proceeds from this sale primarily to repay amounts outstanding under its Credit Facility and, to a lesser extent, fund working capital requirements (See Item 5).

  The Company believes that its cash from operations, existing working capital and available borrowings under the Credit Facility will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay certain indebtedness when due, and further expand the Company's business. However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings (including an increase in the Credit Facility), sale-leaseback financings, or the sale of debt or equity securities to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions. In this regard, the Company has recently had discussions with First Union and certain other lenders regarding obtaining additional financing in connection with future transactions. Based on these discussions, at this time the Company believes that any additional required financing could be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms or availability of additional financing in the future.

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

  The Company maintains a captive insurance subsidiary to provide for its obligations under workers compensation and general and professional liability plans. These obligations are funded with long-term fixed income investments which are not available to satisfy other obligations of the Company.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- -------  ------------------

     Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Changes in Securities.
- -------  ----------------------

     Not applicable.

Item 3.  Defaults Upon Senior Securities.
- -------  --------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------

     The 1996 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 14, 1996. At the Annual Meeting, holders of 19,819,552 shares of the Company's common stock were present in person or by proxy. At the Annual Meeting, Messrs. Gene E. Burleson, William G. Petty, Jr., Charles M. Blalack, Joel S. Kanter, Edward V. Regan, Gary U. Rolle, Antoinette Hubenette M.D., Ronald G. Kenny and Robert L. Parker, were elected directors of the Company to hold office for a one-year term expiring at the 1997 Annual Meeting of Shareholders and until their respective successors are elected and qualified. The tabulation of votes present in person or by proxy at the Annual Meeting with respect to each nominee for office are as follows:

                                                       Authority
                                         For            Withheld
                                         ---            --------

Gene E. Burleson                      19,781,966         37,586
William G. Petty, Jr.                 19,781,566         37,986
Charles M. Blalack                    19,781,966         37,586
Joel S. Kanter                        19,781,966         37,586
Edward V. Regan                       19,781,766         37,786
Gary U. Rolle                         19,781,966         37,586
Antoinette Hubenette, M.D.            19,781,766         37,786
Ronald G. Kenny                       19,781,966         37,586
Robert L. Parker                      19,781,966         37,586

      The shareholders of the Company also voted on proposals to:

  1)  approve a Senior Executive Annual Incentive Plan ("Proposal 2") ;
  2)  approve the GranCare, Inc. 1996 Shareholder Value Program ("Proposal 3");
  3) approve the GranCare, Inc. Outside Director Stock Incentive Plan ("Proposal 4"); and
  4) ratify the appointment of Ernst & Young LLP as the independent auditors of the Company ("Proposal 5").

      The tabulation of votes with respect to the foregoing proposals are as follows:

                                   For           Against      Abstain   Unvoted
                                   ---           -------      -------   -------
Proposal 2                      18,931,655       743,255       59,361    85,281

Proposal 3                        18,930,209         741,541   62,521     85,281
Proposal 4                        17,495,204       2,182,303   56,759     85,286
Proposal 5                        19,776,550          32,122   10,880          0


Item 5.  Other Information.
- -------- ------------------

     On August 5, 1996, the Company was a selling shareholder in the initial public offering of common stock of Alternative Living Services, Inc. ("ALS"). The Company acquired its equity interest in ALS in connection with the merger with Evergreen Healthcare, Inc. The Company sold its entire ALS interest resulting in net proceeds to the Company of approximately $23.0 million, which funds will be used primarily to repay amounts outstanding under the Company's Credit Facility and, to a lesser extent, fund working capital requirements.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

     (a)  The following exhibits are included herewith:

          11       Computation of Net Income Per Share.

          27       Financial Data Schedule.

     (b)  Not applicable.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996      GRANCARE, INC.



                            /s/ Jerry A. Schneider
                            ----------------------
                            Jerry A. Schneider
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial
                            and Accounting  Officer)