Form 10-Q
period 1996-09-30
GRANCARE INC
filed 1996-11-14
CIK 879102

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-12100

                                 GRANCARE, INC.
             (Exact name of registrant as specified in its charter)

          California                                        95-4299210
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      One Ravinia Drive, Suite 1500
            Atlanta, Georgia                                   30346
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

                            Yes     x       No
                                ---------      --------

There were 23,677,925 shares outstanding of registrant's Common Stock, no par value, as of November 12, 1996.


================================================================================

                                 GRANCARE, INC.

                                     INDEX
                                     -----

                                                                Page No.
                                                                --------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets-
               September 30, 1996 and December 31, 1995..............  3

               Condensed Consolidated Statements of Income-
               Three Months Ended September 30, 1996 and 1995 and
               Nine Months Ended September 30, 1996 and 1995.........  5

               Condensed Consolidated Statements of  Cash Flows-
               Nine Months Ended September 30, 1996 and 1995.........  6

               Notes to Condensed Consolidated Financial Statements..  8

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Nine Months Ended September 30, 1996........  10

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings......................................  14

Item 2.       Changes in Securities..................................  14

Item 3.       Defaults Upon Senior Securities........................  14

Item 4.       Submission of Matters to a Vote of Security Holders....  14

Item 5.       Other Information......................................  14

Item 6.       Exhibits and Reports on Form 8-K.......................  15

Signatures...........................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                          September 30,   December 31,
                                               1996           1995
                                        ------------------------------
                                           (Unaudited)       (Note)
                ASSETS
Current assets:
  Cash and cash equivalents..............      $ 25,750       $ 17,738
  Accounts receivable, less
    allowance for doubtful accounts
    (1996 - $13,848 and 1995 -
    $10,856).............................       218,529        173,068
  Inventories............................        17,833         13,527
  Prepaid expenses and other current
    assets...............................        41,034         16,498
  Deferred income taxes..................        11,599         10,933
                                               --------       --------

    Total current assets..................      314,745        231,764

Property and equipment....................      276,441        270,042
  Less accumulated depreciation...........      (67,111)       (55,689)
                                               --------       --------
                                                209,330        214,353
Other assets:
  Investments, at fair value..............       36,359         30,305
  Goodwill, less accumulated
    amortization (1996 - $9,184 and
    1995 - $5,535)........................      129,863        120,946
  Other intangibles, less
    accumulated amortization
    (1996 - $9,788 and 1995 - $8,051).....        8,573          9,793
  Other...................................       39,068         38,000
                                               --------       --------

Total assets.............................      $737,938       $645,161
                                               ========       ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                          September 30,   December 31,
                                               1996           1995
                                        ------------------------------
                                           (Unaudited)       (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
      expenses................................ $ 84,291       $ 72,935
     Accrued wages and related
      liabilities.............................   20,461         24,069
     Interest payable
     Income taxes payable.....................    5,137          6,793
     Notes payable and current................    7,059              -
      maturities of long-term debt............    4,219          4,937
                                               --------       --------

          Total current liabilities...........  121,167        108,734

Long-term debt................................  384,905        334,668
Deferred income taxes.........................   15,628         16,735
Other.........................................   14,564         12,425

Shareholders' equity:
     Common stock; no par value;
      50,000,000 shares authorized
          (shares issued:
           1996-23,401,992 and
           1995-23,948,728)...................  125,401        134,699
     Treasury stock (1996-200,000
      shares and 1995-915,000 shares).........   (5,030)       (18,700)
     Equity component of minimum
      pension liability.......................     (465)          (465)
     Unrealized gain on investments net
      of income taxes (1996 - $3,963
          and 1995 - $3,453)..................    5,747          5,206
     Retained earnings........................   76,021         51,859
                                               --------       --------
                                                201,674        172,599
                                               --------       --------

Total liabilities and shareholders'
 equity....................................... $737,938       $645,161
                                               ========       ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                              ---------------------    ------------------
                                  1996      1995         1996       1995
                              ----------  --------     --------   --------
Revenues:
     Net patient revenues...... $247,820  $206,066     $722,074    $600,195
     Investment and other
      revenue..................   20,551     2,396       23,579       4,374
                                --------  --------     --------    --------

          Net revenues.........  268,371   208,462      745,653     604,569

Expenses:
     Operating expenses........  218,933   183,493      642,654     534,906
     Depreciation and
      amortization.............    6,728     5,109       19,400      14,785
    Interest expense and
     financing charges.........    9,161     6,807       26,228      19,557
     Merger and other
      one-time charges.........   18,400    11,750       18,400      11,750
                                --------  --------     --------    --------

          Total expenses.......  253,222   207,159      706,682     580,998
                                --------  --------     --------    --------

Income before income taxes.....   15,149     1,303       38,971      23,571
Income taxes...................    5,757     1,821       14,809      10,297
                                --------  --------     --------    --------

          Net income (loss).... $  9,392     ($518)    $ 24,162    $ 13,274
                                ========  ========     ========    ========

Net income (loss) per common
 and common equivalent share:
          Primary..............    $0.39    ($0.02)       $1.01       $0.55
                                ========  ========     ========    ========
          Fully diluted........    $0.38    ($0.02)       $0.98       $0.55
                                ========  ========     ========    ========

Weighted average number of
 common and common
 equivalent shares outstanding:
          Primary..............   24,202    23,258       24,021      24,226
                                ========  ========     ========    ========
          Fully diluted........   26,608    23,258       26,653      24,267
                                ========  ========     ========    ========

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars In Thousands)

                                          Nine Months Ended September 30,
                                        --------------------------------
                                               1996            1995
                                        --------------------------------
OPERATING ACTIVITIES
     Net income............................... $ 24,162        $  13,274
     Adjustments to reconcile net
      income to net cash
      (used in) provided by
      operating activities:
        Provision for doubtful accounts.......    5,132            4,321
        Depreciation and amortization.........   19,400           14,785
        Gain on sale of investments and
          other assets........................  (19,077)            (600)
        Non-cash one-time charges.............   17,100              ---
        Amortization of deferred financing
          costs...............................      689              481
        Changes in assets and liabilities
          net of effect of acquisitions:
          Accounts receivable.................  (55,785)         (24,073)
          Other current assets................   (8,604)          (3,571)
          Other noncurrent assets.............   (8,614)         (11,901)
          Accounts payable and accrued
           expenses...........................   (1,785)          15,933
          Accrued wages and related
           liabilities........................   (3,896)          (1,587)
          Interest payable....................   (1,656)             579
          Income taxes payable................    7,591             (487)
          Other noncurrent liabilities........       27            1,799
                                               --------        ---------
           Net cash (used in)
             provided by operating activities.  (25,316)           8,953

INVESTING ACTIVITIES
     Acquisition of businesses................  (11,231)         (54,287)
     Purchases of property and equipment......  (24,014)         (17,022)
     Proceeds from disposition of
      property and equipment..................      994            4,155
     Repayments of notes receivable...........      ---              943
     Net purchases and sales of
      investments.............................   (3,365)          (5,077)
     Proceeds from sale of investment
      in unconsolidated affiliate.............   24,600              ---
     Other....................................   (1,581)            (435)
                                               --------        ---------
           Net cash used in investing
             activities.......................  (14,597)         (71,723)

FINANCING ACTIVITIES
     Proceeds from exercise of warrants
      and options.............................    2,284            1,242
     Purchase of treasury stock...............      ---          (13,670)
     Long-term debt payments..................   (5,259)        (176,303)
     Proceeds from long-term debt
      borrowings..............................   51,150          256,350
     Payment of debt issuance costs...........     (250)          (4,447)
                                               --------        ---------
           Net cash provided by
             financing activities.............   47,925           63,172
                                               --------        ---------
     Net increase in cash and cash
      equivalents.............................    8,012              402
     Cash and cash equivalents at
      beginning of period.....................   17,738           28,611
                                               --------        ---------
     Cash and cash equivalents at end
      of period............................... $ 25,750        $  29,013
                                               ========        =========


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

     In July 1996, the Company completed the acquisition of Emery Pharmacy, Inc. ("Emery"), an institutional pharmacy located in Utica, New York, for $3,672 in cash and a promissory note in the amount of $1,488.

     In September 1996, the Company completed the acquisition of RX Corporation, an institutional pharmacy located in southern California, for $1,800 in cash and a promissory note for $925.

     The above 1996 acquisitions had the following effect on cash:

          Fair value of assets acquired       ($14,531)
          Fair value of liabilities assumed      3,300
                                              --------
          Net effect on cash                  ($11,231)
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

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Change in Accounting Principle
---------------------------------------

     During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. During 1996, events and circumstances indicated that $20 million of assets of the facilities division might be impaired. The decision to sell or otherwise dispose of assets/facilities in the third quarter (see Note E) reduced this amount to $10 million. The Company's estimate of undiscounted cash flows indicates that the remaining $10 million in carrying amounts are expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value. The Company's estimate of cash flows might change because of the uncertainty surrounding the changes in the regulatory environment including prospective payment, competition and labor issues.

Note C - Treasury Stock
-----------------------

     During the second quarter of 1996, the Company canceled 715,000 shares of treasury stock which the Company had repurchased in July, 1995.

Note D - Contingent Earn-Out Provision
--------------------------------------

     The purchase agreement with respect to the 1994 acquisition of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC"), contains a contingent earnout provision for the two year period ended June 30, 1996. An additional $5.5 million could be paid to LTC provided certain operating results were obtained for this period. Management has completed its analysis of the amount payable under this provision and believes that the amount owing to LTC is $2.1 million, which amount has been disputed by LTC.

Note E - Merger and Other One-Time Charges
------------------------------------------

     In the third quarter of 1996, the Company recorded a one-time charge totaling $18.4 million. The charge provides for the following: the planned disposition of assets and leasehold improvements or closure of certain long-term care facilities and write off of certain notes receivable related thereto; amounts required to present TeamCare's separate financial statements on a stand-alone basis in connection with the proposed TeamCare merger with Vitalink Pharmacy Services, Inc. (see Note F); and other items as set forth in the following table (dollars in thousands):

          Disposition of assets/closure of facilities and
            write off of notes receivable related thereto      $13,600

          TeamCare bad debt expense                             2,900

          Termination of frozen pension plan and other items    1,900
                                                              -------
                                                              $18,400
                                                              =======

          In the third quarter of 1995, the Company incurred certain costs relating to the completion of pooling-of-interests with Evergreen Healthcare, Inc. on July 20, 1995. The following is a summary of the merger and other one-time charges (dollars in thousands):

Merger costs:
 Investment banking fees                              $4,100
 Legal and other fees                                  1,469
 Executive severance                                   1,100
 Planned divestitures of certain facilities            1,500

Other one-time costs:
 Relocation                                            1,626
 Integration                                             850
 Other deferred acquisition costs                      1,105
                                                     -------
                                                     $11,750
                                                     =======

Note F - Proposed Transaction
-----------------------------

     The Company has entered into an Agreement and Plan of Merger between Vitalink Pharmacy Services, Inc. ("Vitalink") and the Company dated as of September 3, 1996. The form of the proposed transactions are (1) the Company's skilled nursing facilities, along with its contract management and home health businesses are to be reorganized into New GranCare, Inc., a wholly-owned subsidiary of the Company ("New GranCare"), and all of the shares of common stock of New GranCare are to be distributed to the Company's shareholders in a tax-free spin-off; (2) the Company (then consisting solely of the institutional pharmacy and related business known as TeamCare) would merge into and be acquired by Vitalink through a tax-free exchange of shares of common stock of Vitalink for shares of common stock of the Company; and (3) New GranCare would become a public company upon the effectiveness of its initial registration statement. Notwithstanding the legal structure of the proposed transactions, for accounting/financial reporting purposes such transactions will be treated as the spin-off of TeamCare and reorganization/recapitalization of the Company into New GranCare as New GranCare will continue the majority of the Company's businesses. New GranCare will change its name to "GranCare, Inc." and be treated as the continuation of the Company. The closing under the Agreement and Plan of Merger is subject to a number of conditions, including approval of the transactions by the Company's shareholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

     The Company was incorporated in September 1987. Since its inception, the Company has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. In this regard, during 1996 the Company has acquired Jennings Visiting Nurse Association, Inc., a home health agency in Indiana, RN Health Care Services, Inc., a home health agency in Michigan, RX Corporation, a provider of institutional pharmacy services in southern California, and Emery Pharmacy, a provider of institutional pharmacy services in upstate New York, and acquired leasehold interests in two skilled nursing facilities.

     The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the nine months ended September 30, 1996, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 38.6% and 38.6%, respectively, of the Company's total revenues. For the year ended December 31, 1995, the percentage of the Company's net patient revenues derived from Medicaid and Medicare programs were 44.7% and 30.2%, respectively, of the Company's total revenues.

     The Company derives its revenues by providing skilled nursing, pharmacy, therapy, subacute and other specialty medical services and contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. Accordingly, the Company has in the past sought to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services. While the Company intends to continue pursuing this course, on September 3, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc. ("Vitalink") pursuant to which Vitalink will acquire the Company's institutional pharmacy business by merger (the "Merger"). See "Item 5-Other Information."

RESULTS OF OPERATIONS

     The following tables set forth certain data for the periods indicated:

                                                     REVENUE COMPOSITION
                                                PERCENTAGE OF PATIENT REVENUES
                                            ----------------------------------------
                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                              1996      1995       1996       1995
                                            --------  --------  ---------   --------
Skilled Nursing and Subacute Care:
  Routine services..........................   44.2%     53.9%     44.7%      54.8%
Specialty Medical:
  Therapy, Subacute and Home Health.........   26.8%     20.6%     25.9%      19.4%
  Pharmacy (1)..............................   25.6%     21.9%     25.9%      23.3%
  Contract Management (1)...................    3.4%      3.6%      3.5%       2.5%
                                              ------    ------    ------     ------
    Subtotal................................   55.8%     46.1%     55.3%      45.2%
                                              ------    ------    ------     ------
    Total...................................  100.0%    100.0%    100.0%     100.0%
                                              ======    ======    ======     ======

                                                       REVENUE COMPOSITION
                                          DERIVED FROM SKILLED NURSING AND SUBACUTE CARE
                                          ----------------------------------------------
                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                              1996      1995       1996       1995
                                            --------  --------  ---------   --------
Routine skilled nursing.................  $ 89.85   $ 87.60      $ 89.35    $ 87.02
Specialty medical services (2)..........    61.59     36.85        58.89      34.05
                                          -------   -------      -------    -------
   Total................................  $151.44   $124.45      $148.24    $121.07
                                          =======   =======      =======    =======
Average occupancy rate..................       85%       87%          85%        87%

(1) Before elimination of intercompany sales.
(2) Excludes revenue from patients outside GranCare facilities.

     The Company's net revenues for the three and nine month periods ended September 30, 1996, were $268.4 and $745.7 million, respectively, compared to $208.5 and $604.6 million for the same periods in 1995, a net increase of $59.9 and $141.1 million, respectively, or 28.7% and 23.3%. Included in net revenues and classified as investment and other revenue for the three and nine month periods ended September 30, 1996, is the approximate $18 million gain on the sale of the Company's investment in an unconsolidated affiliate which occurred in the third quarter of 1996. For the three and nine month periods, $24.0 and $106.2 million, respectively, resulted from acquisitions and an additional amount was primarily attributable to same-store growth.

     Operating expenses for the three and nine month periods ended September 30, 1996, were $218.9 and $642.7 million, respectively, compared to $183.5 and $534.9 million for the same periods in 1995, a net increase of $35.4 and $107.8 million, respectively, or 19.3% and 20.2%. For the three and nine month periods, $21.7 and $91.7 million, respectively, resulted from acquisitions and an additional amount was primarily attributable to same-store growth increases in expenses.

     Depreciation and amortization expenses for the three and nine month periods ended September 30, 1996, were $6.7 and $19.4 million, respectively, compared to $5.1 and $14.8 million for the same periods in 1995, an increase of $1.6 and $4.6 million, respectively, or 31.4% and 31.1%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment.

     Interest expense and financing charges for the three and nine month periods ended September 30, 1996, were $9.2 and $26.2 million, respectively, compared to $6.8 and $19.6 million for the same periods in 1995, an increase of $2.4 and $6.6 million, respectively, or 35.3% and 33.7%. These increases were primarily due to interest on additional indebtedness incurred in connection with acquisitions, the September 1995 issuance of $100 million aggregate principal amount of senior subordinated notes and, to a lesser extent, borrowings to fund working capital.

     In the third quarter of 1996, the Company recorded a one-time charge totaling $18.4 million. The charge provides for the following: the planned disposition of assets and leasehold improvements or closure of certain long-term care facilities and write off of certain notes receivable related thereto; amounts required to present TeamCare's separate financial statements on a stand-alone basis in connection with the proposed Merger and other items. In the third quarter of 1995, the Company incurred certain costs relating to the completion of the pooling-of-interests with Evergreen Healthcare, Inc. on July 20, 1995 and other one-time costs.

     Income taxes for the three and nine month periods ended September 30, 1996, were $5.8 million and $14.8 million, respectively, compared to $1.8 and $10.3 million for the same periods in 1995, an increase of $4.0 million and $4.5 million, respectively.

     As a result of the foregoing, net income (loss) for the three and nine month periods ended September 30, 1996, was $9.4 and $24.2 million, respectively, compared to ($0.5) and $13.3 million for the same periods in 1995, an increase of $9.9 and $10.9 million, respectively.

     During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. During 1996, events and circumstances indicated that $20 million of assets of the Facilities
division might be impaired.    The decision to sell or otherwise dispose of
assets/facilities in the third quarter reduced this amount to $10 million. The Company's estimate of undiscounted cash flows indicates that the remaining $10 million in carrying amounts are expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down those assets to fair value. The Company's estimate of cash flows might change because of the uncertainty surrounding the changes in the regulatory environment including prospective payment, competition and labor issues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity at September 30, 1996, was $25.8 million in cash and cash equivalents compared to $17.7 million at December 31, 1995, an increase of $8.1 million. On August 5, 1996, the Company sold its entire interest in Alternative Living Services, Inc. ("ALS"), resulting in net proceeds to the Company of approximately $24.6 million and an approximate $18.0 million gain on the sale. The increase in cash and cash equivalents was due primarily to proceeds realized from the sale of ALS. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

     Accounts receivable at September 30, 1996, were $218.5 million compared to $173.1 million at December 31, 1995, an increase of $45.4 million. The Company's accounts receivable includes receivables from third-party reimbursement programs, primarily Medicaid and Medicare settlements. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45 day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. Specialty medical services (including pharmacy and other ancillary services) provided to third parties are billed on terms negotiated with individual customers, which often are tied to their reimbursement cycles. If the expansion of specialty medical revenues continues at historic rates, average days receivable likely will equal or exceed current levels and may require additional working capital.

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

     The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients, to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the nine month period ended September 30, 1996, were $24.0 million. The Company estimates that capital expenditures for the year ending December 31, 1996, will be approximately $32.0 million.

     The Company maintains a $150.0 million credit facility with First Union National Bank of North Carolina ("First Union") and a syndicate of banks which may be used for working capital, other general corporate purposes and acquisitions (the "Credit Facility"). As of September 30, 1996, approximately $88.9 million was outstanding under the Credit Facility. The Company will be able to borrow under the Credit Facility through June 1998, at which time it will convert to a term loan unless it is refinanced or extended. Upon conversion, the amount then outstanding will be payable in equal quarterly installments through June 2002.

     In connection with the proposed Distribution (as defined in Item 5 below) and Merger, the Company has received a commitment letter from First Union and Chase Manhattan Bank with respect to a new $300 million credit facility (the "New Credit Facility"). The New Credit Facility will be for the benefit of New GranCare (as defined in Item 5 below) and will be used to pay off the existing Credit Facility, redeem the Company's $60.0 million aggregate principal amount of 6-1/2% Convertible Debentures, satisfy various expenses associated with the Distribution and Merger, to fund New GranCare's acquisitions following the Distribution and Merger and for New GranCare's general working capital requirements.

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

     The Company is a beneficial owner of 1,000,000 shares of stock of Health and Retirement Properties Trust ("HRPT") which are held in trust and pledged as collateral for the obligations of two of the Company's subsidiaries under mortgage notes and lease obligations with HRPT. The pledge agreement strictly limits GranCare's ability to sell the shares until its obligations to HRPT are satisfied, which will not be until the year 2010. As a result, these shares cannot be sold to meet other financial obligations. In addition, such mortgage notes and lease obligations contain provisions that restrict, upon the occurrence of an event of default thereunder, the ability of such subsidiaries to make dividends, loans or advances to the Company. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the HRPT stock is carried at fair market value, with unrealized gains and losses reported as a separate component of equity. The Credit Facility and indenture pursuant to which the Notes were issued also contain restrictions on the ability of the Company to pay dividends to its shareholders upon the failure to satisfy certain financial covenants.

     The Company maintains a captive insurance subsidiary to provide for its obligations under workers compensation and general and professional liability plans. These obligations are funded with long-term fixed income investments which are not available to satisfy other obligations of the Company.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
-------   ------------------

          On September 9, 1996, a shareholder of the Company filed a civil complaint in the Superior Court of the State of California, County of Los
Angeles: Howard Gunty Profit Sharing v. Gene E. Burleson, Charles M. Blalack, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William
G. Petty, Jr., Edward V. Regan, Gary U. Rolle and GranCare, Inc., Case No. DC156996. This complaint alleges, generally, that the defendants have breached their fiduciary duties owed to the Company's shareholders by failing to take all reasonable steps necessary to ensure that the Company's shareholders receive maximum value for their shares of common stock in connection with the proposed Distribution (as defined in Item 5 below) and Merger. The complaint further alleges that the directors of the Company acted in concert as part of a scheme to deprive the plaintiffs unfairly of their investment in the Company and to unjustly enrich themselves. The plaintiffs are seeking (i) an injunction prohibiting the consummation of the proposed Distribution and Merger or (ii) alternatively, if the proposed Distribution and Merger are consummated, to have such transactions rescinded and set aside and an order requiring the defendants to account to the plaintiff for all profits realized as a result of the proposed Distribution and Merger. In addition, the plaintiffs are seeking unspecified compensatory damages, costs and to have the complaint certified as a class action. The Company believes that it is acting in accordance with all applicable laws and that any claims to the contrary are unfounded and completely without merit. The Company intends to vigorously defend this lawsuit.

ITEM 2.   CHANGES IN SECURITIES.
-------   ----------------------

              Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
-------   --------------------------------

              Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

              Not applicable.

ITEM 5.   OTHER INFORMATION.
--------  ------------------

              On September 3, 1996, the Company entered into (1) an Agreement and Plan of Distribution (the "Distribution Agreement") by and between the Company and New GranCare, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("New GranCare"), dated as of September 3, 1996, pursuant to which, among other things: (i) the Company's skilled nursing, home healthcare, assisted living and contract management businesses and related assets will be transferred to New GranCare or one or more direct or indirect subsidiaries of New GranCare and (ii) all of the issued and outstanding capital stock of New GranCare, par value $0.001 per share ("New GranCare Common Stock") shall be distributed to the shareholders of the Company (the "Distribution") such that each Company shareholder will receive one share of New GranCare Common Stock for every share of Company common stock, without par value ("Company Common Stock"), held by such shareholder and (2) the Merger Agreement pursuant to which, among other things: (i) following the Distribution, the Company (whose sole remaining business following the completion of the Distribution will consist of the Company's institutional pharmacy business) shall merge with and into Vitalink with Vitalink being the surviving corporation; and (ii) each share of Company Common Stock, shall be converted into the right to receive, and become exchangeable for, 0.478 of a share of the common stock of Vitalink, $0.01 par value per share.

          The consummation of the Distribution and Merger are subject to numerous conditions including, without limitation, the approval as such transactions by the shareholders of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  The following exhibits are included herewith:

               2.1 Agreement and Plan of Merger dated as of September 3, 1996, between the Registrant and Vitalink Pharmacy Services, Inc. (The Registrant hereby undertakes to supplementally provide any schedules or exhibits omitted from this agreement to the Securities and Exchange Commission (the "Commission") upon request.)

               2.2 Agreement and Plan of Distribution dated as of September 3, 1996, between the Registrant and New GranCare, Inc. (The Registrant hereby undertakes to supplementally provide any schedule or exhibit omitted from this agreement to the Commission upon request).

               10.1 Voting Agreement dated September 3, 1996, between the Registrant and Manor Care, Inc.


               11     Computation of Net Income (Loss) Per Share.

               27     Financial Data Schedule

          (b) On September 5, 1996, the Company filed a Form 8-K with the Commission with respect to the announcement of the execution of an Agreement and Plan of Merger dated September 3, 1996 between the Company and Vitalink Pharmacy Services, Inc.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996             GRANCARE, INC.

                                    /s/ Jerry A. Schneider
                                    ---------------------------------------
                                    Jerry A. Schneider
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting  Officer)