Form 10-K/A
period 1995-12-31
GRANCARE INC
filed 1996-12-23
CIK 879102

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A*

                                AMENDMENT NO. 1

                               ----------------

  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                   REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 1-19571


                                GRANCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                95-4299210
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


    ONE RAVINIA DRIVE, SUITE 1500

          ATLANTA, GEORGIA                                30346
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 393-0199

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                 WHICH REGISTERED
                 -------------------                             ------------------------
             COMMON STOCK, NO PAR VALUE                          NEW YORK STOCK EXCHANGE
 6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003             NEW YORK STOCK EXCHANGE
      9 3/8% SENIOR SUBORDINATED NOTES DUE 2005                  NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 18, 1996, there were 24,136,374 shares of the registrant's
Common Stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 18, 1996 was $401,493,284.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

* The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of GranCare, Inc. is to amend Items 6 and 7 and certain Notes to the Audited Financial Statements of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                       YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                           1991(7)      1992(8)    1993(8)    1994(8)    1995(8)
                          ---------    ---------  ---------  ---------  ---------
                           (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL
                                                DATA)
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA(9):
Net revenues............   $290,958     $434,638   $611,689   $717,471   $816,462
Expenses
 Operating expenses (ex-
  cluding items shown
  below)................    239,057      357,189    506,542    589,245    669,512
 Rent and property......     27,284       35,998     42,446     44,291     51,206
 Depreciation and amor-
  tization..............      5,064        6,922     12,349     16,440     21,611
 Interest expense and
  financing charges.....      7,256        7,908     19,601     21,481     27,054
 Nonrecurring costs--
  merger and other (1993
  and 1995);
  other (1992)(1).......         --        1,114      4,573         --     11,750
 Restructuring costs(2).         --           --         --      8,200         --
                          ---------    ---------  ---------  ---------  ---------
 Total expenses.........    278,661      409,131    585,511    679,657    781,133
                          ---------    ---------  ---------  ---------  ---------
Income before income
 taxes and extraordinary
 item...................     12,297       25,507     26,178     37,814     35,329
Income taxes............      3,950        8,701     10,089     13,524     14,765
                          ---------    ---------  ---------  ---------  ---------
Income before extraordi-
 nary item..............      8,347       16,806     16,089     24,290     20,564
Extraordinary item--gain
 on settlement of debt
 (1991);
 loss on early extin-
 guishment of debt
 (1993)(3)..............    (2,928)           --      1,285         --         --
                          ---------    ---------  ---------  ---------  ---------
Net income..............   $ 11,275     $ 16,806   $ 14,804   $ 24,290   $ 20,564
                          =========    =========  =========  =========  =========
Pro forma income tax
 data(4):
 Income before income
  taxes and
  extraordinary charge..   $ 12,297     $ 25,507   $ 26,178        n/a        n/a
 Income taxes...........      4,060       10,157     10,874        n/a        n/a
                          ---------    ---------  ---------
 Income before
  extraordinary
  charge(5).............      8,237       15,350     15,304        n/a        n/a
 Extraordinary
  charge(5).............     (1,757)         --       1,285        n/a        n/a
                          ---------    ---------  ---------
Pro forma net income....   $  9,994     $ 15,350   $ 14,019        n/a        n/a
                          =========    =========  =========
Net income per common
 and common equivalent
 share(4):
 Primary:
  Income before
   extraordinary item...      $0.59        $0.97      $0.84      $1.07      $0.86
  Extraordinary item....       0.24           --      (.07)         --         --
                          ---------    ---------  ---------  ---------  ---------
  Net income............      $0.83        $0.97      $0.77      $1.07      $0.86
                          =========    =========  =========  =========  =========
 Fully diluted:
  Income before
   extraordinary item...      $0.53        $0.90      $0.80      $1.07      $0.86
  Extraordinary item....       0.22           --      (.07)         --         --
                          ---------    ---------  ---------  ---------  ---------
  Net income............      $0.75        $0.90      $0.73      $1.07      $0.86
                          =========    =========  =========  =========  =========
STATISTICAL DATA(9):
 Average licensed beds..        -- (6)    11,358     15,103     16,112     16,148
 Average occupancy......        -- (6)        86%        87%        88%        87%
BALANCE SHEET DATA(9):
 Working capital........   $ 22,821     $ 31,483   $ 59,688   $ 89,626   $123,030
 Total assets...........    115,437      242,656    390,881    520,193    645,161
 Long-term debt,
  including current
  portion...............     52,948       96,770    202,650    243,231    339,605
 Shareholders' equity...     12,760       54,230     86,971    161,417    172,599
 Partners equity........        320        4,988        --         --         --

--------
(1) The $1.1 million non-recurring charge in 1992 consisted of expenses related to a retirement agreement reached with an employee of CompuPharm and terminated negotiations regarding the possible sale of CompuPharm. Such expenses were incurred prior to the merger of GranCare and CompuPharm in December 1993 (the "CompuPharm Merger"), after which CompuPharm became a wholly owned subsidiary of GranCare. The $4.6 million merger costs in 1993 relate to the CompuPharm Merger. The $11.75 million charge in 1995 relates to the Evergreen Merger and other one time costs.
(2) The $8.2 million restructuring charge in 1994 is related to the Company's formal plan of restructuring announced in August 1994. See Note 12 of Notes to the Consolidated Financial Statements for information on the 1994 restructuring.

(3) The $2.9 million extraordinary gain in 1991 resulted from an Evergreen settlement of debt. The Company's extraordinary debt extinguishment charge of $1.3 million in 1993 resulted from debt repayments associated with the CompuPharm Merger.
(4) Prior to June 30, 1993, the Evergreen predecessor entity consisted of two partnerships and, accordingly, Evergreen was not subject to federal or state income taxes. For informational purposes, the selected historical consolidated financial data for the years 1991 through 1993 include a pro forma presentation that includes a provision for income taxes as if Evergreen had been a taxable corporation for these periods. Such pro forma calculations were based on the income tax laws and rates in effect during those periods, and FASB Statement No. 109. Earnings per share for 1991, 1992 and 1993 are based on pro forma net income.
(5) See note (3) above relating to the extraordinary items. The pro forma reduction to the 1991 gain is due to an income tax provison adjustment resulting from the fact that Evergreen was not a taxable entity during 1991.
(6) These numbers are not available from Evergreen for fiscal 1991 and, accordingly, the Company is unable to report such numbers on a consolidated basis.
(7) The ARA Living Centers-Pacific, Inc. ("ARA") acquisition occurred on September 27, 1991 and, therefore, (i) the operating results of the ARA facilities are included in the historical operating results of the Company for the fourth quarter of 1991 and (ii) the assets and liabilities of the ARA facilities, as adjusted for related financing transactions, are included in the balance sheet of the Company as of December 31, 1991.
(8) All acquisitions which occurred in 1991, 1992, 1993, 1994 and 1995, except for the CompuPharm, Inc. ("CompuPharm") acquisition and Evergreen merger, are reflected from the date of each acquisition in the historical operating results of the Company and the assets and liabilities relating to these acquisitions are included in the balance sheets of the Company since that time. See note (9) below and Note 3 to the consolidated financial statements for a discussion of the CompuPharm and Evergreen mergers.
(9) All years have been restated for the December 28, 1993 merger with CompuPharm and for the July 20, 1995 merger with Evergreen. See Notes 1 and 3 to the consolidated financial statements for a description of these combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was incorporated in September 1987. Since its inception, the Company has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. In April 1995, the Company acquired Cornerstone, a contract management firm that specializes in the implementation and management of subacute and other specialized medical programs in acute care hospitals. In addition, on July 20, 1995, the Company acquired Evergreen Healthcare, Inc. ("Evergreen") by merger in a transaction accounted for as a pooling-of-interests for financial reporting purposes.

  At the time of the Merger, the Company operated 78 long-term care facilities and Evergreen operated 64 long-term care facilities. The Company believes that the Merger will enable the Company to expand its presence into new geographic areas, develop new cluster markets, increase its pharmacy and home health business and provide a basis for improving the payor mix of the acquired facilities. As a result of the Cornerstone acquisition, the Company acquired 92 contracts with acute care hospitals to manage subacute skilled nursing units, geriatric mental health programs and geriatric primary care networks. The Company believes that the acquisition of Cornerstone will allow the Company to further develop its subacute programs and to receive referrals for its long-term care facilities through Cornerstone's relationships with acute care providers in certain markets.

  A principal element of the Company's strategy involves the development of a continuum of post-acute health care services in selected geographic markets. Accordingly, in 1994, the Company developed market-area specific plans for each of its operating entities, based upon an evaluation of the lines of business in which it should participate, the manner in which these businesses should operate and how its support services should be organized. As a result of this evaluation, the Company identified certain facilities that did not fit the ongoing strategic plans of the Company and developed a revised operational structure to support its ongoing businesses. These changes formed the basis of a restructuring program adopted by the Board of Directors in August 1994.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the year ended December 31, 1995, the percentage of the Company's revenues derived from Medicaid and Medicare programs were 44.7% and 30.2%, respectively, of the Company's net revenues.

  The Company derives its revenues by providing (i) skilled nursing, (ii) pharmacy, therapy, subacute and other specialty medical services and (iii) contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. The Company seeks to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services.

RESULTS OF OPERATIONS

  The following tables set forth, as a percentage of patient revenues, certain revenue data for the periods indicated:

              REVENUE COMPOSITION/PERCENTAGE OF PATIENT REVENUES

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1994(1)   1993
                                                    -------  --------- -------
   Skilled nursing and subacute care:
    Routine services...............................    53.8%     57.6%    60.2%
    Therapy, subacute and other ancillary servic-
     es(2).........................................    19.8      18.3     19.9
                                                    -------   -------  -------
                                                       73.6%     75.9%    80.1%
                                                    -------   -------  -------
   Pharmacy(2).....................................    23.5      23.8     19.6
   Contract management.............................     2.9       0.3      0.3
                                                    -------   -------  -------
                                                      100.0%    100.0%   100.0%
                                                    =======   =======  =======

    REVENUES PER PATIENT DAY DERIVED FROM SKILLED NURSING AND SUBACUTE CARE

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995   1994(1)  1993
                                                        ------- ------- -------
   Routine skilled nursing............................. $ 87.07 $ 79.52 $ 78.07
   Specialty medical services(3).......................   35.65   27.69   27.59
                                                        ------- ------- -------
                                                        $122.72 $107.21 $105.66
                                                        ======= ======= =======

--------
(1) Excludes results of operations from August 1 through December 31, 1994 for facilities divested or to be divested as part of the restructuring plan.
(2) Before elimination of intercompany sales.
(3) Excludes pharmacy and other specialty medical revenue from beds not operated by the Company.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  The Company's net revenues for 1995 were $816.5 million compared to $717.5 million for 1994, an increase of $99.0 million, or 13.8%. This increase is primarily attributable to acquisitions completed and, to a lesser extent, same-store growth. On a same-store basis, net revenues increased 5.0%. Same-store growth increased $27.8 million from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix, but was adversely affected by a decrease in the level of reimbursement rates implemented in the State of Indiana in August 1994. Specialty medical revenues increased to 46.2% compared to 42.4% for the same period in 1994. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

The overall increase was partially offset by a decrease in revenues resulting from the divestiture of certain business units and the loss of the pharmacy division's contract with the State of New Jersey. Included in net revenues for 1995 and 1994 were $1.8 million and $0.8 million, respectively, relating to routine cost limit exceptions. While the Company has applied for these exceptions, and has only recognized a portion of the estimated recovery, there can be no assurance that the actual revenues from routine cost limit exceptions will equal those amounts recognized by the Company in 1994 and 1995.

  Operating expenses (excluding rent and property expenses) for 1995 were $669.5 million compared to $589.2 million for 1994, an increase of $80.3 million, or 13.6%. This increase was primarily attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided, and the duplicate Evergreen overhead incurred prior to the Merger. On a same-store basis, operating expenses increased $29.2 million. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from the dispositions of certain business units, more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Rent and property expenses for 1995 were $51.2 million compared to $44.3 million for 1994, an increase of $6.9 million, or 15.6%. This increase was primarily attributable to additional facilities operated and scheduled increases in rental expense, partially offset by the divestiture of certain business units.

  Depreciation and amortization expenses for 1995 were $21.6 million compared to $16.4 million for 1994, an increase of $5.2 million, or 31.7%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment, partially offset by depreciation and amortization expenses related to divested business units.

  Interest expense and financing charges for 1995 were $27.1 million compared to $21.5 million in 1994, an increase of $5.6 million, or 26.0%. This increase was primarily due to interest on additional indebtedness incurred in connection with acquisitions, the issuance of $100 million of Senior Subordinated Notes and, to a lesser extent, borrowings to fund working capital.

  In 1995, the Company recorded a merger and other one-time costs charge of $11.8 million. Those costs include professional fees (legal, accounting and investment bankers) of $5.1 million, personnel costs (severance and relocation) of $3.2 million, a directors and officers policy of $0.5 million, other deferred acquisition costs of $1.1 million, a divestiture charge of $1.5 million for certain Evergreen facilities which do not fit the Company's strategy and another charge of $0.4 million relating to CompuPharm converting Evergreen's pharmacy to their system. In 1994, the Company recorded a restructuring charge of $8.2 million in connection with a restructuring plan adopted by the Board of Directors in August 1994. See page 29, "Liquidity and Capital Resources."

  Income taxes for 1995 were $14.8 million compared to $13.5 million for 1994.

  As a result of the foregoing, net income for 1995 was $20.6 million compared to $24.3 million for 1994, a decrease of $3.7 million, or 15.2%.

 Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

  The Company's net revenues for 1994 were $717.5 million compared to $611.7 million for 1993, an increase of $105.8 million, or 17.3%. This increase is primarily attributable to acquisitions completed and, to a lesser extent, same-store growth. On a same-store basis, net revenues increased 6.7%. Same-store revenue growth resulted from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix, but was adversely affected by a decrease in the level of reimbursement rates implemented in the State of Indiana in August 1994. Specialty medical revenues increased to 42.4% compared to 39.8% for the same period in 1993. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy). The overall increase was partially offset by a decrease in revenues resulting from the divestiture of certain business units. Included in net revenues for 1994 and 1993 were $0.8 million and $1.9 million, respectively, relating to routine cost limit exceptions.

  Operating expenses (excluding rent and property expenses) for 1994 were $589.2 million compared to $506.5 million for 1993, an increase of $82.7 million, or 16.3%. This increase was primarily attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided, and a $1.0 million charge in connection with the relocation of the Company's corporate offices. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from the dispositions of certain business units, more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Rent and property expenses for 1994 were $44.3 million compared to $42.4 million for 1993, an increase of $1.9 million, or 4.5%. This increase was primarily attributable to additional facilities operated and scheduled increases in rental expense, partially offset by the divestiture of certain business units.

  Depreciation and amortization expenses for 1994 were $16.4 million compared to $12.3 million for 1993, an increase of $4.1 million, or 33.3%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment, partially offset by depreciation and amortization expenses related to divested business units.

  Interest expense and financing charges for 1994 were $21.5 million compared to $19.6 million in 1993, an increase of $1.9 million, or 9.7%. This increase was primarily due to interest on additional indebtedness incurred in connection with acquisitions and, to a lesser extent, borrowings to fund working capital. Higher rates on floating rate debt also increased interest expense.

  In 1994 the Company recorded a restructuring charge of $8.2 million in connection with a restructuring plan adopted by the Board of Directors in August 1994. See page 29, "Liquidity and Capital Resources."

  Income taxes for 1994 were $13.5 million compared to $10.1 million for 1993.

  As a result of the foregoing, net income for 1994 was $24.3 million compared to $14.8 million for 1993, an increase of $9.5 million, or 64.2%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity at December 31, 1995 was $17.7 million in cash and cash equivalents compared to $28.6 million at December 31, 1994, a decrease of $10.9 million. The decrease in cash and cash equivalents was due primarily to acquisitions of businesses and equipment and partially offset by proceeds from long-term debt borrowings and cash provided by operations. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

  Accounts receivable at December 31, 1995 were $173.1 million compared to $128.1 million at December 31, 1994, an increase of $45.0 million. The Company's accounts receivable include receivables from third-party reimbursement programs, primarily Medicaid and Medicare settlements. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois, where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. The Company accounts for such open cost reports by taking appropriate reserves to offset potential audit adjustments. Management has no knowledge of any material pending claims or unsettled matters pertaining to such cost reports. Specialty medical services generally increase the amount of payments received on a delayed basis. Pharmacy and other services provided to third parties are billed on terms negotiated with individual customers, which often are tied to their reimbursement cycles. If the expansion of specialty medical revenues continues at historic rates, or if the Company is successful in expanding its specialty medical programs in the Evergreen facilities, average days receivable likely will equal or exceed current levels and will require additional working capital.

  In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities, as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's estimated principal payments, cash interest payments, rent and property expense obligations for 1996 are approximately $100.0 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the year ended December 31, 1995 were $23.5 million, excluding $2.5 million of capital expenditures reimbursed by Health and Retirement Properties Trust ("HRPT"). The Company will continue to make such capital expenditures during 1996 as required, especially to expand the specialty medical programs at the Evergreen facilities, and the Company is not currently able to quantify such amount.

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

  The Company maintains a $150.0 million credit facility with a syndicate of banks for whom First Union National Bank of North Carolina acts as lead bank, which may be used for working capital, other general corporate purposes and acquisitions. As of December 31, 1995, $37.7 million was outstanding under the credit facility. The Company will be able to borrow under the credit facility through June 1998, at which time it will convert to a term loan, unless it is refinanced or extended. Upon conversion, the amount then outstanding will be payable in equal quarterly installments through June 2002.

  In September 1995, the Company completed an offering of $100 million aggregate principal amount of its 9 3/8% Senior Subordinated Notes due 2005. The net proceeds from this offering were used to pay outstanding amounts under the credit facility.

  The Company believes that its cash from operations, existing working capital and available borrowings under its line of credit will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay certain indebtedness when due, and further expand the Company's business. However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings, sale-leaseback financings or the sale of debt or equity securities, to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions.

  In conjunction with a 1990 acquisition, the Company borrowed $15.0 million under a promissory note agreement with HRPT. The note is secured by mortgages on two facilities and 1,000,000 shares of HRPT common stock owned by the Company. The HRPT note had a balance of $8.7 million, with an interest rate of 13.75% at December 31, 1994. During 1995, the Company renegotiated the note with HRPT, whereby the principal balance of the promissory note was increased to $11.5 million, resulting in additional proceeds to the Company. Minimum interest on the note is 11.5% per year payable monthly in arrears. Additional interest is payable commencing on January 1, 1996, in an amount equal to 75% of the percentage increase in the Consumer Price Index, with certain defined limitations. Principal payments will begin two years after the date of the note on a 30-year direct reduction basis, with the remaining balance due December 31, 2010.

  The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. Subsequent to December 31, 1994, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installments. In addition, beginning January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for seven facilities expire in June 2006 and there are two 10 1/2-year renewal options. The Company has subleased seven of the 24 facilities to unrelated parties. Following the Distribution and Merger, New GranCare will succeed to the obligations of the Company to HRPT.

  The Company is a beneficial owner of 1,000,000 shares of stock of HRPT, which are held in trust and pledged as collateral for the obligations of two of the Company's subsidiaries under mortgage notes and lease obligations with HRPT. The pledge agreement strictly limits GranCare's ability to sell the shares until its obligations to HRPT are satisfied, which will not be until the year 2010. As a result, these shares cannot be sold to meet other financial obligations. In addition, such mortgage notes and lease obligations contain provisions that restrict, upon the occurrence of an event of default thereunder, the ability of such subsidiaries to make dividends, loans or advances to the Company. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the HRPT stock is carried at fair market value, with unrealized gains and losses reported as a separate component of equity. The Credit Facility and indenture pursuant to which the Company's 9 3/8% Senior Subordinated Notes due 2005 were issued also contain restrictions on the ability of the Company to pay dividends to its shareholders upon the failure to satisfy certain financial covenants.

  The Company maintains a captive insurance subsidiary to provide reinsurance for its obligations under workers' compensation and general and professional liability plans. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of the Company.

  As of December 31, 1995, the Company had recorded the following charges against the $8.2 million restructuring reserve recognized in the third quarter of 1994: (i) the write-off of certain unamortized financing fees; (ii) operating gains and losses from the facilities to be divested for the period of August 1, 1994 through December 31, 1995; (iii) gains and losses from the sale of facilities and; (iv) severance and other personnel-related costs. The net restructuring reserve balance at December 31, 1995 is $500,000. The Company believes that the provisions for the restructuring continue to be adequate and will not require material adjustment in future periods. See Note 12 of Notes to the Consolidated Financial Statements.

IMPACT OF INFLATION

  The health care industry is labor-intensive. Wages and other labor costs are especially sensitive to inflation. In addition, the Company operates a majority of its facilities pursuant to operating leases which contain provisions for increased rent, based upon inflation. Increases in wages and other labor costs and rent expense as a result of inflation, without a corresponding increase in Medicare and Medicaid reimbursement rates, could adversely impact the Company.

  Both the Medicare and Medicaid programs operate under routine cost limits or targeted ceilings. These limits are usually adjusted on an annual basis utilizing numerous inflation indexes. Each State can operate under a different index resulting in the adjustments to the targeted ceilings being different in each State. The Company cannot predict the level of the expected increase each year and each of these programs is subject to changes in regulation, retroactive rate adjustments and government funding which could adversely affect the amounts paid to the Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRANCARE, INC.


                                                  /s/ Jerry A. Schneider
                                          By: _________________________________
                                             JERRY A. SCHNEIDER EXECUTIVE VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                             OFFICER (DULY AUTHORIZED OFFICER
                                                AND PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Dated: December 23, 1996

                         INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
GRANCARE, INC.
Reports of Independent Auditors...........................................  F-2
Consolidated Statements of Income for the years ended December 31, 1995,
 1994 and 1993............................................................  F-4
Consolidated Balance Sheets as of December 31, 1995 and 1994..............  F-5
Consolidated Statements of Shareholders' and Partners' Equity for the
 years ended December 31, 1995, 1994 and 1993.............................  F-6
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1994 and 1993......................................................  F-8
Notes to Consolidated Financial Statements................................ F-10

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
GranCare, Inc.

  We have audited the consolidated balance sheets of GranCare, Inc. (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' and partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Evergreen Healthcare, Inc., (Evergreen) which became a wholly-owned subsidiary in 1995, as of December 31, 1994 and for the years ended December 31, 1994 and 1993. The Evergreen amounts represent 21% of the consolidated total assets at December 31, 1994, and 38% and 26% of consolidated net income for the years ended December 31, 1994 and 1993, respectively. The financial statements were audited by other auditors, whose reports have been furnished to us, and our opinion, with respect to the consolidated financial statements as of and for the years ended December 31, 1994 and 1993, insofar as it relates to data included for Evergreen, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GranCare, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Also, as discussed in Note 2 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of accounting for its marketable equity security investments.

                                          Ernst & Young LLP

Atlanta, Georgia
February 27, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evergreen Healthcare, Inc.:

  We have audited the consolidated balance sheet of Evergreen Healthcare, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994 and the six-month period ended December 31, 1993 and the related combined statements of operations, partners' equity and cash flows of Evergreen Healthcare LTD, L.P., Predecessor to Evergreen Healthcare, Inc., for the six month period ended June 30, 1993 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Healthcare, Inc. and subsidiaries as of December 31, 1994 and the results of operations and cash flows of Evergreen Healthcare, Inc. and subsidiaries for the year ended December 31, 1994, and the six-month period ended December 31, 1993 and the related combined statements of operations, partners' equity and cash flows of Evergreen Healthcare LTD., L.P., predecessor to Evergreen Healthcare, Inc., for the six month period ended June 30, 1993, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Indianapolis, Indiana
August 17, 1995

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                       DOLLARS AND SHARES IN
                                                       THOUSANDS, EXCEPT PER
                                                             SHARE DATA
REVENUES
Net patient revenues...............................  $811,402 $701,783 $609,250
Investment and other income........................     5,060   15,688    2,439
                                                     -------- -------- --------
Total revenues.....................................   816,462  717,471  611,689
EXPENSES
Operating expenses:
  Salary and related...............................   360,530  322,471  289,276
  Rent and property................................    51,206   44,291   42,446
  Other operating..................................   308,982  266,774  217,266
                                                     -------- -------- --------
                                                      720,718  633,536  548,988
Depreciation and amortization......................    21,611   16,440   12,349
Interest expense and financing charges.............    27,054   21,481   19,601
Nonrecurring costs--merger and other costs.........    11,750      --     4,573
Restructuring costs (Note 12)......................       --     8,200      --
                                                     -------- -------- --------
Total expenses.....................................   781,133  679,657  585,511
                                                     -------- -------- --------
Income before income taxes and extraordinary
 charge............................................    35,329   37,814   26,178
Income taxes.......................................    14,765   13,524   10,089
                                                     -------- -------- --------
Income before extraordinary charge.................    20,564   24,290   16,089
Extraordinary charge--loss on early extinguishment
 of debt, net of income tax benefit of $856........       --       --     1,285
                                                     -------- -------- --------
Net income.........................................  $ 20,564 $ 24,290 $ 14,804
                                                     ======== ======== ========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
Primary:
  Income before extraordinary charge...............  $   0.86 $   1.07 $   0.88
  Extraordinary charge.............................       --       --      (.07)
                                                     -------- -------- --------
  Net income.......................................  $   0.86 $   1.07 $   0.81
                                                     ======== ======== ========
Fully diluted:
  Income before extraordinary charge...............  $   0.86 $   1.07 $   0.84
  Extraordinary charge.............................       --       --      (.07)
                                                     -------- -------- --------
  Net income.......................................  $   0.86 $   1.07 $   0.77
                                                     ======== ======== ========
Weighted average number of common and common equiv-
 alent shares outstanding:
  Primary..........................................    23,794   22,631   18,205
                                                     ======== ======== ========
  Fully diluted....................................    23,919   24,966   19,241
                                                     ======== ======== ========

                            See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                               DOLLARS IN
                                                                THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 17,738  $ 28,611
  Accounts receivable, less allowance for doubtful accounts
   (1995--$10,856 and 1994--$9,892)........................  173,068   128,121
  Inventories..............................................   13,527    11,125
  Prepaid expenses and other current assets................   16,498    14,344
  Deferred income taxes (Note 7)...........................   10,933     7,395
                                                            --------  --------
Total current assets.......................................  231,764   189,596
Property and equipment:
  Land and improvements....................................   10,238    10,937
  Buildings and improvements...............................  192,875   185,293
  Equipment................................................   66,929    53,662
                                                            --------  --------
                                                             270,042   249,892
  Less accumulated depreciation............................  (55,689)  (42,042)
                                                            --------  --------
                                                             214,353   207,850
Other assets:
  Investments, at fair value (Notes 4 and 11)..............   30,305    20,353
  Goodwill (accumulated amortization: 1995--$5,535; 1994--
   $1,959).................................................  120,946    58,418
  Other intangibles (accumulated amortization: 1995--
   $8,051; 1994--$5,940)...................................    9,793    11,501
  Other (Note 2)...........................................   38,000    32,475
                                                            --------  --------
Total assets............................................... $645,161  $520,193
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................... $ 72,935  $ 59,411
  Accrued wages and related liabilities....................   24,069    22,643
  Interest payable.........................................    6,793     3,683
  Income taxes payable (Note 7)............................      --      2,667
  Notes payable and current maturities of long-term debt
   (Notes 3, 4 and 11).....................................    4,937    11,566
                                                            --------  --------
Total current liabilities..................................  108,734    99,970
Long-term debt (Notes 3, 4 and 11).........................  334,668   231,665
Deferred income taxes (Note 7).............................   16,735    15,496
Other......................................................   12,425    11,645
Commitments and contingencies (Notes 5 and 6)
Shareholders' equity (Notes 2 and 8):
  Common stock; no par value; 50,000,000 shares authorized
   (shares issued: 1995--23,948,728 and 1994--23,173,429)..  134,699   132,141
  Treasury stock, at cost (1995--915,000 shares and 1994--
   200,000 shares).........................................  (18,700)   (5,030)
  Equity component of minimum pension liability............     (465)     (364)
  Unrealized gain on investments (net of income taxes:
   1995--$3,453; 1994--$2,250).............................    5,206     3,375
  Retained earnings........................................   51,859    31,295
                                                            --------  --------
                                                             172,599   161,417
                                                            --------  --------
Total liabilities and shareholders' equity................. $645,161  $520,193
                                                            ========  ========

                            See accompanying notes.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' AND PARTNERS' EQUITY

                                  COMPUPHARM                 EQUITY
                                  CONVERTIBLE               COMPONENT     UNREALIZED
                         COMMON    PREFERRED  TREASURY     OF MINIMUM       GAIN ON   RETAINED PARTNERS'
                          STOCK      STOCK     STOCK    PENSION LIABILITY INVESTMENTS EARNINGS  EQUITY    TOTAL
                         -------  ----------- --------  ----------------- ----------- -------- ---------  -----
                                                         DOLLARS IN THOUSANDS
Balances at January 1,
 1993................... $65,039      $24     $(6,221)        $(294)         $ --     $(4,318)  $ 5,550  $59,780
  Issuance of 170,284
   shares of common
   stock on exercise of
   warrants and options
   (Note 8).............     884      --          --            --             --         --        --       884
  Issuance of 6,000
   shares of common
   stock................      80      --          --            --             --         --        --        80
  Dividends on
   CompuPharm
   Convertible preferred
   stock................     --       --          --            --             --        (182)      --      (182)
  GranCare and
   CompuPharm pooling
   transactions (Note
   3):
    Retirement of
     CompuPharm treasury
     stock..............  (1,191)     --        1,191           --             --         --        --       --
    Conversion of
     CompuPharm
     convertible
     preferred stock....      24      (24)        --            --             --         --        --       --
    Conversion of
     CompuPharm
     convertible debt...     350      --          --            --             --         --        --       350
    Exercise of
     CompuPharm
     warrants...........   1,660      --          --            --             --         --        --     1,660
    Exercise of
     CompuPharm non-
     compensatory
     options............     150      --          --            --             --         --        --       150
  Reverse acquisition
   transaction (Note 3):
    Issuance of common
     stock for
     partnership
     interest...........   6,656      --          --            --             --         --     (6,656)     --
    Issuance of common
     stock for assets of
     affiliated
     partnership........   2,105      --          --            --             --         --        --     2,105
    Issuance of common
     stock for
     acquisition of
     minority interest
     of NHI.............   5,693      --          --            --             --         --        --     5,693
    Final distribution
     to former general
     and limited
     partners...........    (490)     --          --            --             --         --        --      (490)
  Distributions to
   partners.............     --       --          --            --             --         --       (864)    (864)
  Unrealized gain on
   investments, net of
   income taxes of
   $2,800...............     --       --          --            --           4,200        --        --     4,200
  Net income............     --       --          --            --             --      12,834     1,970   14,804
  Four months of
   CompuPharm 1993 net
   income included in
   both 1992 and 1993
   (Note 3).............     --       --          --            --             --      (1,329)      --    (1,329)
  Minimum pension
   liability adjustment.     --       --          --            130            --         --        --       130
                         -------      ---     -------         -----          -----    -------   -------  -------

                            See accompanying notes.

                                   COMPUPHARM                 EQUITY
                                   CONVERTIBLE               COMPONENT     UNREALIZED
                           COMMON   PREFERRED  TREASURY     OF MINIMUM       GAIN ON   RETAINED PARTNERS'
                           STOCK      STOCK     STOCK    PENSION LIABILITY INVESTMENTS EARNINGS  EQUITY    TOTAL
                          -------- ----------- --------  ----------------- ----------- -------- ---------  -----
                                                           DOLLARS IN THOUSANDS
Balances at December 31,
 1993...................    80,960     --        (5,030)        (164)         4,200    7,005       --       86,971
  Issuance of 221,655
   shares of common
   stock on exercise of
   warrants and options
   (Note 8).............     1,603     --           --           --             --     --          --        1,603
  Issuance of 1,000,000
   shares of common
   stock in connection
   with LTC acquisition
   (Note 3).............    20,000     --           --           --             --     --          --       20,000
  Issuance of 5,048
   shares of common
   stock on conversion
   of debt issued in
   connection with
   Winyah acquisition
   (Note 3).............       100     --           --           --             --     --          --          100
  Issuance of 2,421,875
   shares of common
   stock in public of-
   fering...............    28,478     --           --           --             --     --          --       28,478
  Issuance of 77,500
   shares of common
   stock in connection
   with HS Healthcare
   acquisition (Note 3).     1,000     --           --           --             --     --          --        1,000
  Unrealized loss on in-
   vestments, net of in-
   come taxes of $550...       --      --           --           --            (825)   --          --         (825)
  Net income............       --      --           --           --             --     24,290      --       24,290
  Minimum pension lia-
   bility adjustment....       --      --           --          (200)           --     --          --         (200)
                          --------    ----     --------        -----         ------    -------    ----    --------
Balances at December 31,
 1994...................   132,141     --        (5,030)        (364)         3,375    31,295      --      161,417
  Issuance of 769,799
   shares of common
   stock on exercise
   warrants and options
   (Note 8).............     2,476     --           --           --             --     --          --        2,476
  Issuance of 5,500
   shares of common
   stock................        82     --           --           --             --     --          --           82
  Repurchase of 715,000
   shares of common
   stock................       --      --       (13,670)         --             --     --          --      (13,670)
  Unrealized gain on in-
   vestments, net of in-
   come taxes of $1,203.       --      --           --           --           1,831    --          --        1,831
  Net income............       --      --           --           --             --     20,564      --       20,564
  Minimum pension lia-
   bility adjustment....       --      --           --          (101)           --     --          --         (101)
                          --------    ----     --------        -----         ------    -------    ----    --------
Balances at December 31,
 1995...................  $134,699    $--      $(18,700)       $(465)        $5,206    $51,859    $--     $172,599
                          ========    ====     ========        =====         ======    =======    ====    ========


                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     --------  -------  -------
                                                       DOLLARS IN THOUSANDS
OPERATING ACTIVITIES
Net income.........................................  $ 20,564  $24,290  $14,804
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful accounts..................     6,281    7,918    3,592
  Depreciation and amortization....................    21,611   16,440   12,349
  Gain on sale of assets...........................      (829) (12,518)  (1,672)
  Deferred income taxes............................     1,171     (333)     922
  Amortization of deferred financing costs.........       531      522      373
  Restructuring costs..............................       --     8,200      --
  Changes in operating assets and liabilities net
   of effects of acquisitions
   (Note 3):
    Accounts receivable............................   (49,018) (33,491) (29,548)
    Prepaid expenses and other current assets......    (3,215)   1,992   (4,270)
    Accounts payable, accrued wages and other
     accrued expenses..............................    15,388    2,145    6,461
    Interest payable...............................     3,110      769    2,704
    Income taxes payable...........................    (3,199)    (883)  (5,870)
    Other..........................................    (3,400)  (1,320)     714
                                                     --------  -------  -------
Net cash provided by operating activities..........     8,995   13,731      559
INVESTING ACTIVITIES
Acquisition of businesses (net of cash acquired of
 $2,469 in 1994 and $10 in 1993)...................   (68,467) (49,414) (19,273)
Purchases of property and equipment................   (23,495) (14,938) (20,918)
Proceeds from disposition of assets................     4,155   13,726      374
Purchases of investments...........................    (6,944)  (6,978)      (4)
Repayments (advances) of notes receivable..........       943   (1,610)   3,009
Other..............................................    (1,972)  (2,212)  (1,251)
                                                     --------  -------  -------
Net cash used in investing activities..............   (95,780) (61,426) (38,063)
FINANCING ACTIVITIES
Issuance of stock..................................        82   29,063    1,140
Payment of stock issuance costs....................       --      (585)     --
Proceeds from exercise of warrants and options.....     2,776    1,603      584
Purchase of treasury stock.........................   (13,670)     --       --
Long-term debt payments............................  (177,870) (23,207) (14,580)
Proceeds from long-term debt borrowings............   270,018   44,787   66,900
Advances (repayments) of short-term notes payable..       --      (600)   2,598
Payment of debt issuance costs.....................    (5,424)  (1,136)  (3,763)
Payment of dividends on preferred stock............       --       --      (261)
Distributions to former general and limited
 partners..........................................       --       --    (1,354)
                                                     --------  -------  -------
Net cash provided by financing activities..........    75,912   49,925   51,264
                                                     --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   (10,873)   2,230   13,760
Less CompuPharm increase in cash for period January
 1, 1993 through April 30, 1993 (Note 3)...........       --       --    (1,687)
Cash and cash equivalents at beginning of year.....    28,611   26,381   14,308
                                                     --------  -------  -------
Cash and cash equivalents at end of year...........  $ 17,738  $28,611  $26,381
                                                     ========  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid....................................  $ 22,566  $20,712  $15,300
                                                     ========  =======  =======
  Income taxes paid................................  $ 17,964  $14,406  $12,035
                                                     ========  =======  =======

                            See accompanying notes.

SUPPLEMENTAL CASH FLOW INFORMATION

ACQUISITIONS

  The 1995, 1994 and 1993 acquisitions (see Note 3) had the following effects on cash:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                     DOLLARS IN THOUSANDS
Fair values of assets acquired (net of cash re-
 ceived)......................................... $(75,317) $(90,713) $(48,392)
Fair values of liabilities assumed...............    6,850    20,299    29,119
                                                  --------  --------  --------
                                                   (68,467)  (70,414)  (19,273)
Issuance of stock................................      --     21,000       --
                                                  --------  --------  --------
Net effect on cash............................... $(68,467) $(49,414) $(19,273)
                                                  ========  ========  ========

NONCASH TRANSACTIONS

  In connection with the acquisition of Professional Health Care Management, Inc. (PHCM) in October 1992, GranCare issued 45,000 shares of GranCare Series D Exchangeable Preferred Stock (the Series D Preferred Stock), which had an aggregate liquidation preference of $9,000,000. In January 1993, the Series D Preferred Stock was converted into two promissory notes and, in April 1993, GranCare prepaid the notes using proceeds from its 6.5% Subordinated Debenture offering.

  As part of the 1993 NHI reverse acquisition (see Note 3), approximately 7,200,000 common shares (GranCare equivalent), which is net of treasury shares retired, were issued.

  Plant and equipment acquired under financing notes and capital lease arrangements aggregated approximately $1,021,000, $3,222,000, and $4,904,000 in 1995, 1994, and 1993 respectively.



                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  GranCare, Inc. (GranCare or the Company) merged with Evergreen Healthcare, Inc. (Evergreen) on July 20, 1995 (the Merger). On that date, GranCare issued approximately 9,673,000 shares of its common stock in exchange for the approximately 12,500,000 shares of Evergreen common stock then outstanding based on an exchange ratio of its shares of GranCare common stock for each share of Evergreen common stock.

  The consolidated financial statements give retroactive effect to the Merger, which has been accounted for using the pooling-of-interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of shareholders' and partners' equity also reflect retroactive combination of the accounts of GranCare and Evergreen for all periods presented, with adjustments to outstanding shares based on the exchange ratio.

  Prior to the June 30, 1993 National Heritage, Inc. (NHI) reverse acquisition transaction described in Note 3, the historical Evergreen entity included in these consolidated financial statements consisted of: (a) Evergreen Healthcare Ltd., L.P. (ELP), a limited partnership and; (b) Omega/Indiana Pharmacy, L.P.
(OLP), also a limited partnership. Prior to the June 30, 1993 transaction, ELP had a September 30 fiscal year-end and OLP had a calendar year-end.

  Evergreen amounts for the 1994 and 1993 consolidated financial statements have been conformed to the Company's December 31 year-end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Consolidation The Company operates approximately 136 leased and owned long-term health care facilities that provide skilled nursing and residential care services in 15 states. In addition, the Company also owns and operates or serves 30 institutional pharmacies, a specialty hospital geriatric services company, which manages approximately 100 geriatric care units in acute hospitals in 18 states, and home health operations in three states.

  The facilities and pharmacy divisions represented approximately 72% and 23%, respectively, of the total net revenues of the Company. Substantially all of the facilities and pharmacies receive benefits under the Medicare and Medicaid programs. These programs are highly regulated and subject to periodic change.

  The consolidated financial statements include the accounts of GranCare and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company has less than a 50% interest are accounted for by the equity method.

  Use of Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents The Company considers all highly liquid instruments purchased with original maturity dates of three months or less to be cash equivalents.

  Inventories Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. Inventories consist primarily of purchased pharmaceuticals and various medical equipment of the pharmacies and supplies used in the care of residents in long-term care facilities.

  Property and Equipment Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as stated below. Leases and leasehold improvements that have been capitalized are amortized over the lives of the leases. Amortization of these assets is included in depreciation expense.

         Buildings and improvements.................... 8-35 years
         Equipment.....................................  5-7 years

  Investments In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 (Statement No. 115), "Accounting for Certain Investments in Debt and Equity Securities." As permitted under Statement No. 115, GranCare elected the early adoption of provisions of the new standard as of December 31, 1993, and recognized the unrealized gain ($4,200,000, net of income taxes) as a direct component of equity (see Note 11). Evergreen adopted the new standard on July 1, 1994.

  Goodwill and Other Intangibles In connection with the Company's acquisitions, costs in excess of the amounts assigned to identifiable assets acquired, less liabilities assumed, are recorded as goodwill. Goodwill is amortized on a straight-line basis principally over a period of 35 years. Goodwill recorded in the Cornerstone acquisition (unamortized balance of $48,721,000 at December 31, 1995) is being amortized over 25 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

  Other intangibles, which primarily were obtained in connection with the Company's acquisitions, mainly represent covenants not to compete and lease contract rights that are amortized over the terms of the noncompetition agreements and leases, respectively.

  Other Assets The Company defers financing costs incurred to obtain long-term debt and amortizes such costs using the straight-line method over the term of the related obligation. An investment in an unconsolidated affiliate at December 31, 1995 consists of a 28% owned interest in Alternative Living Services, Inc. (ALS), which is recorded using the equity method. In 1994, the Company's 53% interest in ALS was consolidated with the Company. The remaining other assets are individually not significant in their impact to the Company.

  Stock Based Compensation The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

  Net Patient Revenues Patient revenues are reported in the period in which services are provided. Net patient revenues reflect contractual discounts and the results of other arrangements for providing services at less than established rates. Contractual adjustments include differences between established billing rates and amounts estimated by management as reimbursable under various cost reimbursement formulas or service contracts.

  The administrative procedures related to the Medicare and Medicaid cost reimbursement programs, in effect, generally preclude final determination of amounts due the Company until cost reimbursement reports, filed by the Company, are audited or otherwise reviewed and settled with the applicable administrative agencies. Normal estimation differences between final settlements and amounts accrued in previous years are reported in current net patient revenues. Actual results could differ from these estimates. Included in accounts receivable are settlement amounts due from Medicare and Medicaid programs totalling $45,764,000 and $20,204,000 at December 31, 1995 and 1994,
respectively. In the opinion of management, adequate provision has been made for adjustments, if any, that might result from subsequent review. The Medicare and Medicaid cost reimbursement programs approximated 75%, 76% and 77% of net patient revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

  Earnings Per Share Earnings per share are computed based on the weighted average common and (if dilutive) common equivalent shares outstanding, which include options and warrants, and in the case of fully diluted earnings per share, convertible subordinated debentures. The earnings per share amounts are based on the combined historical weighted average common and dilutive common equivalent shares of GranCare and Evergreen pre-merger adjusted for the .775 exchange ratio. Also, Evergreen's pre-merger historical amounts for periods in which it was a partnership are based on the equivalent shares of Evergreen common stock using the terms of the Evergreen exchange transaction described in Note 3.

  Pro forma earnings per share for 1993 is computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding for the period.

  Pro Forma Income Taxes As indicated in Note 1, prior to June 30, 1993, the Evergreen predecessor entity consisted of two partnerships and, accordingly, Evergreen was not subject to federal or state income taxes. The following table presents unaudited pro forma financial information for the year ended December 31, 1993, that includes a provision for income taxes as if Evergreen had been a taxable corporation for the period. Such pro forma calculation was based on the income tax laws and rates in effect during the period, and FASB Statement No. 109.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1993
                                                          ---------------------
                                                          DOLLARS IN THOUSANDS
                                                          EXCEPT PER SHARE DATA
      Pro Forma data (unaudited):
      Income before income taxes and extraordinary
       charge............................................        $26,178
      Income taxes.......................................         10,874
      Income before extraordinary charge.................         15,304
      Extraordinary charge...............................          1,285
                                                                 -------
      Net income.........................................        $14,019
                                                                 =======
      Net income per common and common equivalent share:
      Primary............................................        $   .77
                                                                 =======
      Fully diluted......................................        $   .73
                                                                 =======

  Impact of Recently Issued Accounting Standards In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to the carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE 3. ACQUISITIONS, DISPOSITIONS AND MERGERS

  1993 Acquisitions and Dispositions Effective January 1, 1993, GranCare acquired all of the capital stock of Coordinated Home Health, Inc., and the operations of Coordinated Nursing Services, Inc. and Infusion Plus, Inc. (collectively, Coordinated) for $1,600,000 in cash and a promissory note for $485,000.

  On January 28, 1993, GranCare completed the acquisition of Colter Village, two health care facilities consisting of a skilled nursing facility and a retirement living center for $6,750,000.

  On March 31, 1993, GranCare acquired Bella Vita, a 126-bed skilled nursing facility in Colorado, for $3,740,000.

  On April 1, 1993, GranCare acquired all of the capital stock of Pacific Therapies, Inc., and the operations of Pacific Therapies Co. (collectively, Pacific Therapies), which provide physical, occupational and speech therapy services, for $1,000,000 in cash and a promissory note for $384,000.

  On April 19, 1993, GranCare acquired the operations of Patient Therapy Systems, Inc., which provides therapy beds and therapy services to patients directly and under agreements and arrangements with nursing facilities, for $400,000 in cash.

  On April 30, 1993, GranCare acquired four skilled nursing facilities located in Wisconsin for $3,500,000 in cash and $13,000,000 in mortgage notes.

  On June 23, 1993, GranCare acquired all of the capital stock of Brim Medical Equipment and Supplies, Inc., an enteral and urological supply company, for $1,400,000, payable in installments of various amounts, without interest through July 1, 1998.

  On June 30, 1993, GranCare acquired all of the capital stock of Winyah Dispensary, LTC of North Carolina and Winyah Dispensary-Midlands, Inc., for $2,500,000 in convertible promissory notes, and the operations of Winyah Dispensary for $3,650,000 in cash and promissory notes in the aggregate sum of $2,600,000 (collectively, Winyah). Winyah provides institutional pharmacy services in North and South Carolina. In connection with these transactions, GranCare recorded $8,218,000 in goodwill.

  On September 30, 1993, CompuPharm acquired the operations of Medication Delivery Systems, Inc. (MDS), an institutional pharmacy, for a purchase price of $1,750,000 plus transaction costs.

  NHI Reverse Acquisition Effective June 30, 1993, Evergreen became a public company and acquired the remaining 90% common stock ownership of NHI, an existing public company, in a reverse acquisition transaction. (Note:
Evergreen had previously acquired 10% of NHI in October 1992.) The following transactions were part of the reverse acquisition:

  . The partners of the Evergreen partnerships (i.e., ELP and OLP as referred to in Note 1) and an affiliated partnership under common control (ERP) received 5,032,108 common shares (restated to GranCare equivalent shares), which was net of 1,240,000 shares held in treasury that were retired, in exchange for their partnership interests in the three partnerships.

  . The ERP partnership, which previously was not part of the historical Evergreen entity, transferred its assets to Evergreen as part of the exchange. Such assets consisted of: (i) a limited partnership interest in the Evergreen partnerships, and (ii) a 48% ownership in NHI. (Note:
     ERP had also acquired its interest in NHI in October 1992.)

  . The remaining 42% owners of NHI received 2,141,325 common shares (restated to GranCare equivalent shares), excluding shares held in treasury by NHI.

  The exchange of common stock for partnership interests in predecessor partnerships (i.e., ELP and OLP) was recorded at book value, because it was merely a legal restructuring. The receipt of ERP assets for common stock also was recorded at book value, because this was a transfer among entities under common control. ERP's book value included $2,100,000 in goodwill recorded in connection with its purchase of a 48% interest in NHI.

  The acquisition of the NHI 42% minority stockholders' interests was accounted for as a purchase and, in connection therewith, $2,691,000 in goodwill was recorded. The operations of NHI have been included in the consolidated results of Evergreen from June 30, 1993 forward.

  The 1993 acquisitions described above were all accounted for as purchases and, accordingly, the consolidated financial statements of the Company include the operations of such acquired entities since the respective dates of their acquisition.

  During 1993, GranCare also divested nine facilities.

  1994 Acquisitions and Dispositions On March 1, 1994, GranCare acquired the operations of PPCP, Inc. (PPCP), which provides institutional pharmacy services, for $3,800,000 in cash and adjustable subordinated promissory notes in the aggregate sum of $1,449,000. In connection with this transaction, $4,518,000 was recorded as goodwill.

  On April 1, 1994, GranCare acquired the operations of Merit Pharmacy, Inc. (Merit), which provides institutional pharmacy services, for $600,000 in cash and a subordinated promissory note for $1,184,000. In connection with this transaction, GranCare recorded $1,817,000 in goodwill.

  On June 7, 1994, Evergreen acquired substantially all of the assets of two Illinois limited partnerships, Health Care Fund Limited Partnership and Health Care Fund II Limited Partnership, as well as two related companies, H.S. Healthcare, Inc. and H.S. Systems, Inc. (collectively referred to as HS Healthcare). Evergreen paid approximately $22,571,000 cash (of which $7,687,000 was financed through revolving credit borrowings) in exchange for the assets acquired and liabilities assumed. The Company also paid $3,000,000 in cash and issued 77,500 shares (restated) of common stock valued at $1,000,000 to the general partners of the partnerships and sole shareholders of the related companies in consideration for their agreement not to compete with the Company for a period of ten years.

  Effective July 1, 1994, GranCare acquired substantially all of the assets and assumed certain liabilities of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, LTC), an institutional pharmacy business based in Indiana, for $16,000,000 cash and 1,000,000 shares of GranCare common stock valued at $20 per share, or $20,000,000. In the event the market price of the common stock was not at least equal to $20 per share at a specified date in 1995, the Company was obligated to issue additional consideration to bring the value of the common stock to $20,000,000. The purchase agreement also contains a contingent earnout provision, in the form of a subordinated promissory note, under which an additional $5,500,000 could be paid-provided certain future operating results are attained. In connection with this transaction, GranCare recorded $27,402,000 goodwill.

  Also effective July 1, 1994, GranCare acquired the operations of Ricketts Drug, Inc., an institutional pharmacy based in Virginia, for $4,111,000 in cash. In connection with this transaction, GranCare recorded $2,355,000 in goodwill.

  Effective July 25, 1994, GranCare acquired leasehold interests in two long-term health care facilities in South Carolina for $38,000.

  Effective September 30, 1994, GranCare acquired leasehold interests in five additional long-term health care facilities in South Carolina for $150,000.

  The above-described 1994 acquisitions were all accounted for as purchases and, accordingly, the financial statements of the Company include the operations of such acquired entities since the respective dates of their acquisition.

  During 1994, GranCare also divested three facilities (exclusive of the restructuring described in Note 12) and Pacific Therapies, acquired in 1993. The sale of Pacific Therapies to an unrelated entity for approximately $11,700,000 in cash and assumption of approximately $1,100,000 in debt and certain other liabilities resulted in a gain of approximately $8,800,000. The gain is reported in investment and other income in the Consolidated Statements of Income.

  1995 Acquisitions and Dispositions In January 1995, GranCare acquired a leasehold interest in a long-term facility in Arizona for $150,000.

  In April 1995, GranCare acquired Cornerstone Health Management Company (Cornerstone), a management company specializing in the implementation and management of geriatric specialty programs for acute care hospitals, for $53,213,000.

  In November 1995, GranCare acquired Innovative Pharmacy Services, Inc., an institutional pharmacy based in Wisconsin, for $10,000,000 in cash and stock.

  In December 1995, GranCare acquired the operations of both Pharmcare, Inc. and American Pharmaceutical Inc., two institutional pharmacies based in Northern California, for $4,700,000 and $1,200,000, respectively.

  During 1995, GranCare also divested one facility (exclusive of the restructuring described in Note 12).

  In July 1995, in accordance with contractual obligation to the former owners of LTC, the Company repurchased 715,000 shares of its common stock.

  Summarized below are the unaudited pro forma consolidated results of operations for GranCare had the 1995 Cornerstone acquisition occured as of January 1, 1994, and the 1994 LTC and HS Healthcare acquisitions and the June 30, 1993 NHI reverse acquisition occurred as of January 1, 1993:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                                 DOLLARS IN
                                                              THOUSANDS EXCEPT
                                                               PER SHARE DATA
      Total revenues......................................... $786,846 $711,622
      Income before extraordinary charge.....................   26,738   19,926
      Net income.............................................   26,738   18,641
      Net income per share:
        Primary..............................................     1.15      .91
        Fully diluted........................................     1.15      .87

  Pro forma information for other 1995, 1994 and 1993 acquisitions and divestitures is not presented because their operating results, either individually or in the aggregate, do not have a material effect on the pro forma operating results presented above.

  The above results are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit which might be achieved from combined operations. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

MERGERS

  CompuPharm Merger On December 28, 1993, GranCare acquired, through merger, all of the outstanding common stock of CompuPharm, Inc. ("CompuPharm") in exchange for 2,462,795 shares of GranCare's common stock. CompuPharm is a provider of institutional pharmacy services.

  GranCare's merger with CompuPharm was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements for all periods prior to the merger have been restated to include the historical balances of GranCare and CompuPharm as if the two companies had always been combined. For purposes of restating the December 31, 1992 financial statements to reflect the merger, CompuPharm's annual financial statements for the fiscal year ended April 30, 1993 were used. The 1993 consolidated financial statements, however, include CompuPharm balances as of, and for the year ended, December 31, 1993. As such, both the 1993 and 1992 consolidated financial statements include operating results and cash flows relating to CompuPharm for the four months ended April 30, 1993, (consisting of revenues and net income of $24,200,000 and $1,300,000, respectively) which are adjusted through a separate line item in the consolidated statements of shareholders' equity and cash flows.

  A reconciliation of consolidated total revenues, income before extraordinary charge and net income to amounts applicable to the separate companies prior to the date of combination (effectively, December 31, 1993) is presented together with the Evergreen merger table included below.

  Evergreen Merger On July 20, 1995, GranCare acquired, through merger, substantially all of the outstanding common stock of Evergreen in exchange for approximately 9,673,000 shares of GranCare common stock based on a .775 exchange ratio. The Evergreen merger is accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements of all periods prior to the merger have been restated to include the historical balances of GranCare and Evergreen as if the two companies had always been combined.

  The Company incurred certain costs relating to completion of the Merger and other one-time costs and recognized an $11.8 million charge in the third quarter of 1995, as required under the pooling-of-interests accounting method. The following is a summary of the Merger and other one-time costs:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
                                                                     DOLLARS IN
                                                                     THOUSANDS
      Merger costs:
        Investment banking fees....................................   $ 4,100
        Legal and other fees.......................................     1,469
        Executive severance........................................     1,100
        Planned divestitures of certain facilities.................     1,500
      Other one-time costs:
        Relocation.................................................     1,626
        Integration................................................       850
        Other deferred acquisition costs...........................     1,105
                                                                      -------
      Total........................................................   $11,750
                                                                      =======

  As of December 31, 1995, the remaining reserve balance relating to the Merger and other one-time costs was $2.4 million.

  A reconciliation of consolidated total revenues, income before extraordinary charge, and net income to amounts applicable to the separate pooled companies prior to the dates of combination (including both the December 1993 CompuPharm and July 1995 Evergreen mergers) is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                                 DOLLARS IN
                                                              THOUSANDS EXCEPT
                                                               PER SHARE DATA
TOTAL REVENUES
  GranCare................................................... $549,220 $434,117
  CompuPharm.................................................      --    73,853
                                                              -------- --------
  GranCare, pre-Evergreen merger.............................  549,220  507,970
  Evergreen..................................................  168,251  103,719
                                                              -------- --------
                                                              $717,471 $611,689
                                                              ======== ========
INCOME BEFORE EXTRAORDINARY CHARGE(1)
  GranCare................................................... $ 15,179 $ 10,697
  CompuPharm.................................................      --     1,472
                                                              -------- --------
  GranCare, pre-Evergreen merger.............................   15,179   12,169
  Evergreen(2)...............................................    9,111    3,920
                                                              -------- --------
                                                              $ 24,290 $ 16,089
                                                              ======== ========
NET INCOME
  GranCare................................................... $ 15,179 $ 10,697
  CompuPharm.................................................      --       187
                                                              -------- --------
  GranCare, pre-Evergreen merger.............................   15,179   10,884
  Evergreen(2)...............................................    9,111    3,920
                                                              -------- --------
                                                              $ 24,290 $ 14,804
                                                              ======== ========
NET INCOME PER SHARE (FULLY-DILUTED BASIS)
  GranCare................................................... $   1.08 $   1.03
  CompuPharm(3)..............................................      n/a      n/a
  GranCare, pre-Evergreen merger.............................     1.08      .83
  Evergreen(4)...............................................      .82      n/a
                                                              -------- --------
                                                              $   1.07 $    .77
                                                              ======== ========

--------
(1) After non-recurring merger costs of $2,149,000 for GranCare and $2,424,000 for CompuPharm in 1993.
(2) Evergreen's income before extraordinary charge and net income exclude Merger and other costs of approximately $11,750,000. This charge was recorded by the Company in the third quarter of 1995.
(3) Earnings per share for CompuPharm prior to the merger was not applicable because it was not a public company.
(4) Earnings per share for Evergreen prior to June 30, 1993 was not applicable because it was not a public company.

NOTE 4. DEBT

  Debt consists of the following:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995     1994
                                                               -------- --------
                                                                  DOLLARS IN
                                                                   THOUSANDS
SENIOR DEBT
 Mortgage notes payable:
  Omega......................................................  $ 58,800 $ 58,800
  Other (principally HRPT and FINOVA) in installments which
   include interest ranging from 8% to 11.5%.................    32,376   31,477
 Revolving loan under bank credit facility bearing interest
  based on LIBOR or prime rate...............................    37,700   45,900
 Evergreen Credit Facility...................................       --    12,686
 Evergreen revenue bonds.....................................    13,445   13,850
 Notes payable in installments which include interest ranging
  from 6.9% to 13.75%; final maturities in 1996 through 2010.    28,991   10,788
 Capitalized lease obligations (less imputed interest of $570
  in 1995 and $421 in 1994)..................................     4,622    4,964
 Other.......................................................     2,400    3,385
                                                               -------- --------
Total senior debt............................................   178,334  181,850
SUBORDINATED DEBT
 Senior subordinated notes; interest due semi-annually at 9
  3/8%, principal due
  September 15, 2005.........................................   100,000      --
 Convertible subordinated debentures; interest due semi-annu-
  ally at 6.5%, principal due January 15, 2003...............    60,000   60,000
 Other notes payable.........................................     1,271    1,381
                                                               -------- --------
Total subordinated debt......................................   161,271   61,381
                                                               -------- --------
Total debt...................................................   339,605  243,231
Less short-term notes payable and current maturities of long-
 term debt...................................................     4,937   11,566
                                                               -------- --------
                                                               $334,668 $231,665
                                                               ======== ========

  On August 14, 1992, PHCM entered into a $58,800,000 loan agreement with Omega Healthcare Investors, Inc. (Omega). The loan is secured by mortgages on certain health care facilities, and by the personal property used in connection with the operation of those facilities, as well as certain other intangibles, including the licenses for these facilities, to the extent permitted by Michigan law, and accounts receivable in excess of $1,000,000. The minimum interest rate on the loan is 13% per year, of which 12% is payable monthly in cash and 1% is deferred. The cash interest rate will increase in each subsequent year based upon a specified formula tied to either; (i) the percentage change in the Consumer Price Index published by the United States Department of Labor, or; (ii) the change in Gross Revenues (as defined in the loan agreement); however, the increase cannot be more than the interest for the prior fiscal year multiplied by 1.05. The 1% of deferred interest will accrue on an annual basis and will be cumulative on an annual basis as long as the loan remains outstanding. Quarterly principal payments of $1,470,000 are required beginning October 1, 2002, with the remaining balance plus the deferred interest due in August 2007. The loan agreement also contains certain restrictive covenants, including, but not limited to, restrictions on PHCM incurring additional debt, prepayment and minimum net worth requirements. As of December 31, 1995, the interest rate was 13.9%, including the 1% deferred interest.

  In conjunction with a 1990 acquisition, GranCare borrowed $15,000,000 under a promissory note agreement with HRPT. The note is secured by mortgages on two facilities and 1,000,000 shares of HRPT common stock owned by GranCare. The HRPT note had a balance of $8,750,000, with an interest rate of 13.75% at December 31, 1994.

  During 1995, GranCare renegotiated the note with HRPT, whereby the principal balance of the promissory note was increased to $11,500,000, resulting in additional proceeds to GranCare. Minimum interest on the note is 11.5% per year payable monthly in arrears. Additional interest is payable commencing on January 1, 1996, in an amount equal to 75% of the percentage increase in the Consumer Price Index, with certain defined limitations. Principal payments will begin two years after the date of the note on a 30-year direct reduction basis, with the remaining balance due December 31, 2010.

  On January 29, 1993, GranCare completed a public offering of $60,000,000 aggregate principal amount of its 6.5% Convertible Subordinated Debentures due 2003 (the Debentures). The Debentures are convertible into common stock of GranCare at any time prior to redemption or final maturity, at a conversion price of $27.145 per share, subject to adjustment upon the occurrence of certain events. Interest on the Debentures is payable semi-annually on January and July 15th. Approximately $15,600,000 of the net proceeds of $57,700,000 was used to repay certain indebtedness, and the remaining $42,100,000 was used for general corporate purposes, including the further expansion of specialty medical services and acquisitions.

  In conjunction with the 1993 acquisition of four skilled nursing facilities in Wisconsin, as described in Note 3, GranCare entered into an $11,000,000 mortgage loan agreement with FINOVA. Interest accrues on the mortgage note at an adjustable rate of 2% over prime, with installments of principal and interest due monthly through April 2001, with final payment due May 2001. The mortgage note cannot be prepaid until 90 days prior to the end of the term without a prepayment penalty.

  At the end of 1993, a subsidiary of GranCare, GranCare Health Services, Inc. entered into a $50,000,000 revolving credit agreement with a syndicate of banks. In 1994, the agreement was amended to increase the line of credit to $80,000,000. This credit agreement terminated on March 29, 1995.

  On March 29, 1995, the Company entered into an agreement with First Union National Bank of North Carolina (First Union) pursuant to which First Union provided the Company with a $175 million revolving line of credit (the Credit Facility). The Company has used the proceeds from the Credit Facility to pay off its previous line of credit, fund the acquisition of Cornerstone and for general working capital purposes. In September 1995, concurrent with the High Yield Debt offering the Credit Facility was reduced to $150 million. Amounts outstanding under the Credit Facility bear interest based on LIBOR or prime rates (7.6% and 8.85%, respectively, at December 31, 1995). Amounts outstanding as of June 30, 1998 may convert to a term loan with equal quarterly installments due through the final maturity date of June 30, 2002. No principal payments are required under the Credit Facility prior to the June 30, 1998 conversion date.

  Evergreen maintained a revolving credit facility and a working capital facility (the Evergreen Credit Facility) in the aggregate maximum amount of $55,000,000 from a syndicate of banks, $45,000,000 of which was to be used for acquisitions and $10,000,000 of which was to be used for working capital purposes. The Evergreen Credit facility was terminated at the merger. Six nursing home facilities were refinanced via mortgage debt in March 1995 for $16,500,000, including the facilities held as collateral under the revolving credit facility. Therefore, the

Company has classified the borrowings under the revolving credit facility as long-term debt in the Company's consolidated balance sheet at December 31, 1994. The Evergreen Credit Facility described above was entered into on June 7, 1994, as a refinancing of an existing $6,000,000 revolving credit facility with the same bank.

  On September 29, 1995, the Company closed the sale of $100 million aggregate principal amount if its' 9 3/8% Senior Subordinated Notes due 2005 (Notes) in an underwritten public offering (Notes Offering). After paying underwriter fees and commissions, the approximately $96 million realized by the Company from the sale of the Notes was used to pay outstanding indebtedness under its' Credit Facility.

  The Evergreen revenue bonds include a $9,100,000 Series 1993A taxable adjustable demand issue that requires semiannual interest payments at a variable rate (5.95% at December 31, 1995) and annual principal payments through August 15, 2013. The remaining revenue bonds bear interest at fixed rates ranging from 7.75% to 9.5% through 2001-2002, and which are subject to change after such dates. These bonds mature in 2015; however, they may be redeemed by the bondholders on various dates in the years 2001, 2002, 2011 and 2012.

  Certain of these notes payable and related agreements contain covenant restrictions on additional debt, intercompany loans, dividends and the maintenance of certain financial ratios. The Company has pledged certain accounts receivable, leasehold interests and substantially all property and equipment as collateral under the various debt agreements.

  Maturities of debt and obligations under capital leases at December 31, 1995, are summarized as follows:

                                                  DEBT   CAPITAL LEASES  TOTAL
                                                -------- -------------- --------
                                                      DOLLARS IN THOUSANDS
      Year ending December 31,
        1996................................... $  3,331     $2,053     $  5,384
        1997...................................    2,477      1,302        3,779
        1998...................................    6,443      1,140        7,583
        1999...................................    1,785        659        2,444
        2000...................................    8,959         38        8,997
      Thereafter...............................  311,988        --       311,988
                                                --------     ------     --------
      Total minimum payments...................  334,983      5,192      340,175
      Less amounts representing interest.......      --         570          570
                                                --------     ------     --------
      Total obligations........................ $334,983     $4,622     $339,605
                                                ========     ======     ========

NOTE 5. OPERATING LEASES

  The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. Subsequent to December 31, 1994, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installments. In addition, beginning January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for seven facilities expire in June 2006 and there are two 10 1/2-year renewal options. The Company has subleased seven of the 24 facilities to unrelated parties.

  The Company leases additional health care facilities, certain other facilities, office space, and equipment from other unrelated parties. Substantially all the leases are operating leases which expire at various dates and generally contain options to renew for various terms. Certain leases also contain purchase options. Rents generally are subject to increase based on the Consumer Price Index, occupancy rates, Medicaid reimbursement rates or at stated amounts specified in the lease agreements.

  A summary of GranCare's minimum commitments under operating leases at December 31, 1995, follows:

      YEAR ENDING                                                      DOLLARS
      DECEMBER 31,                                                       IN
      ------------                                                    THOUSANDS
        1996......................................................... $ 43,310
        1997.........................................................   43,069
        1998.........................................................   42,331
        1999.........................................................   37,510
        2000.........................................................   26,175
      Thereafter.....................................................  179,066
                                                                      --------
      Total minimum lease payments................................... $371,461
                                                                      ========

  Aggregate future minimum lease payments to be received under noncancelable subleases are $5,263,000 for the year ended December 31, 1996 and $43,675,000 thereafter.

  Total rent expense for all operating leases, net of sublease income, aggregated $41,058,000, $35,632,000 and $34,872,000 for the years ended
December 31, 1995, 1994 and 1993, respectively.

  The Company is currently having discussions with the landlord of 18 of its' skilled nursing facilities. The Company expects to receive a favorable adjustment to current lease commitments in return for an additional capital investment and extension of the lease term.

NOTE 6. COMMITMENTS AND CONTINGENCIES

  The Company is involved in legal proceedings arising in the normal course of business. Management believes, based in part upon discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

  The Company, through its wholly-owned subsidiary, GCI Indemnity, Inc., maintains a captive insurance company for the purpose of paying worker's compensation claims. The Company maintains reinsurance contracts to minimize its insurance exposure. The Company accepts the first $350,000 of loss and loss adjustment expense liability per occurrence for worker's compensation risks. The Company estimates this liability on case-basis estimates of losses reported prior to the date of the balance sheets and includes estimates of losses for claims incurred but not reported. The Company's estimated liability for worker's compensation claims is reported in the accompanying balance sheets as other long term liabilities. Investments held by the captive insurance company are reported in other assets section of the accompanying balance sheets.

NOTE 7. INCOME TAXES

  Effective January 1, 1993, the Company, except for CompuPharm and Evergreen, prospectively adopted FASB Statement of Financial Accounting Standards No. 109 (Statement No. 109), "Accounting for Income Taxes." CompuPharm and Evergreen adopted Statement No. 109 on May 1, 1991 and July 1, 1993, respectively. The Company (excluding CompuPharm and Evergreen) previously accounted for income taxes under FASB Statement No. 96. There was no cumulative effect of adopting Statement No. 109.

  As described in Note 1, prior to June 30, 1993, the predecessor Evergreen entities were partnerships and as such were not subject to corporate income taxes. Accordingly, the accompanying 1993 Consolidated Statement of Income does not include any income tax expense relating to $1,970,000 of pre-tax income earned by these partnerships.

  The provision for income taxes consists of the following for the years ended December 31:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1995    1994     1993
                                                        ------- -------  -------
                                                         DOLLARS IN THOUSANDS
      CURRENT
      Federal.......................................... $11,880 $11,025  $ 7,388
      State............................................   1,714   2,832    1,779
                                                        ------- -------  -------
                                                         13,594  13,857    9,167
      DEFERRED
      Federal..........................................   1,133    (317)     778
      State............................................      38     (16)     144
                                                        ------- -------  -------
                                                          1,171    (333)     922
                                                        ------- -------  -------
                                                        $14,765 $13,524  $10,089
                                                        ======= =======  =======

  At December 31, 1995, the Company and its subsidiaries have approximately $19,900,000 of federal net operating loss carryforwards (including the remaining $970,000 NHI NOL acquired by Evergreen) and various state income tax net operating loss carryforwards expiring at various dates through 2008. Approximately $11,340,000 of such amount represents acquired federal net operating loss carryforwards, the use of which is subject to both annual dollar limitations and the general requirements that such carryforwards be offset only against the taxable income of the acquired operations. The portion of the net operating loss carryforwards not relating to acquired operations is also subject to various limitations because of previous ownership changes. The valuation allowance at December 31, 1995, pertains to nonacquired net operating loss carryforwards.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the cumulative temporary differences are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                                 DOLLARS IN
                                                                  THOUSANDS
DEFERRED INCOME TAX LIABILITIES
  Fixed asset basis differences............................... $17,318  $16,687
  Workers' compensation insurance.............................     --       359
  Deferred rent...............................................     --       349
  Investments.................................................   3,276    2,250
  Intangible asset basis differences..........................   1,648      --
  Deferred gain on sale of assets.............................   1,263      --
  Other.......................................................     266      690
                                                               -------  -------
Total deferred income tax liabilities.........................  23,771   20,335
DEFERRED INCOME TAX ASSETS
  Vacation and compensation accruals..........................   4,103    2,630
  Deferred gain on sale of assets.............................     --     1,382
  Accounts receivable reserves................................   5,981    1,351
  Deferred rent...............................................     426      587
  Voluntary employees' benefit association....................     507      190
  Net operating loss carryforwards............................   7,367    8,124
  Intangible asset basis differences..........................     --       117
  Accrued merger costs........................................     886      --
  Workers' compensation and other insurance...................   2,088      --
  Other.......................................................     --     1,567
                                                               -------  -------
Total deferred income tax assets..............................  21,358   15,948
Valuation allowance for deferred income tax assets............  (3,389)  (3,714)
                                                               -------  -------
Net deferred income tax assets................................  17,969   12,234
                                                               -------  -------
Net deferred income tax liabilities........................... $ 5,802  $ 8,101
                                                               =======  =======

  The valuation allowance decreased as shown below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995  1994   1993
                                                              ---- ------ ------
                                                                  DOLLARS IN
                                                                  THOUSANDS
   Recognition of NOL carryforwards as a reduction in income
    tax expense.............................................  $325 $  325 $1,370
   Initial recognition of deductible temporary differences
    as a reduction in income tax expense....................   --     665    --
   Recognition of acquired NOLs and deductible temporary
    differences as a reduction to goodwill..................   --   2,548  1,200
                                                              ---- ------ ------
                                                              $325 $3,538 $2,570
                                                              ==== ====== ======

  Differences between GranCare's income tax expense and the amount calculated utilizing the federal statutory rate are as follows:

YEAR ENDED DECEMBER 31,  1995 AMOUNT PERCENT 1994 AMOUNT PERCENT 1993 AMOUNT PERCENT
-----------------------  ----------- ------- ----------- ------- ----------- -------
                                            DOLLARS IN THOUSANDS
Income tax at statutory
 rate...................   $12,365    35.0%    $13,236    35.0%    $ 9,163    35.0%
State tax, net of fed-
 eral benefit...........     1,135     3.2       1,958     5.2       1,384     5.2
Nontaxable partnership
 income.................       --      --          --      --         (690)   (2.6)
Merger costs............     1,435     4.1         --      --        1,600     6.1
Federal NOL--current....      (277)    (.8)       (277)    (.7)       (681)   (2.6)
Federal NOL--deferred...       --      --          --      --         (689)   (2.6)
Reduction in valuation
 allowance..............       --      --         (665)   (1.8)        --      --
State NOL, net of fed-
 eral benefit...........       (48)    (.1)        (48)    (.1)       (131)    (.5)
Federal tax credits.....       (88)    (.3)       (458)   (1.2)       (290)   (1.1)
Other...................       243      .7        (222)    (.6)        423     1.6
                           -------    ----     -------    ----     -------    ----
                           $14,765    41.8%    $13,524    35.8%    $10,089    38.5%
                           =======    ====     =======    ====     =======    ====

NOTE 8. SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

  The 2,462,795 shares of GranCare's common stock issued upon completion of the December 28, 1993, merger with CompuPharm consisted of the following:

   Outstanding shares of CompuPharm prior to merger..................    601,885
   Convertible CompuPharm debt converted to stock simultaneously with
    the merger.......................................................    736,648
   Convertible CompuPharm preferred stock converted to stock simulta-
    neously with the merger..........................................    283,816
   CompuPharm common stock options exercised simultaneously with the
    merger...........................................................    195,891
   CompuPharm common stock warrants exercised simultaneously with the
    merger...........................................................    644,555
                                                                       ---------
                                                                       2,462,795
                                                                       =========

  In connection with the Evergreen merger, 9,672,806 shares of GranCare common stock were issued in the exchange.

  Also in connection with the CompuPharm and Evergreen mergers, CompuPharm and Evergreen stock options that remained outstanding were exchanged for options to purchase GranCare stock with the same terms, except as adjusted for the common stock exchange ratio. The GranCare options issued in connection with the CompuPharm and Evergreen exchanges totaled approximately 587,200 and 214,000, respectively, and are included in the option table presented below, based on their original issuance date by CompuPharm and Evergreen.

  The warrants and options exercised at the time of the CompuPharm merger are also shown in the accompanying warrant and option tables presented below based on their converted share values.

  On June 30, 1993, in connection with Evergreen's NHI acquisition, warrants to purchase 46,500 common shares at $6.45 per share were issued to a former NHI executive. These warrants are exercisable at any time prior to June 30, 1996. Through December 31, 1995, all had been exercised.

  During 1989, 1990 and 1991, GranCare issued warrants to purchase shares of common stock exercisable over periods from four to ten years after date of issuance. The exercise prices are to be adjusted automatically upon the occurrence of certain dilutive events. The following summarizes the warrants' activity for the three years ended December 31, 1995 (including the CompuPharm and NHI warrants described above):

                                         YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                                  1995             1994             1993
                             ---------------  ---------------  ---------------
Warrants outstanding at be-
 ginning of year............         765,033          890,016        1,549,355
Warrant price............... $.001 to $10.00  $.001 to $10.00  $.001 to $10.00
Warrants issued.............             --               --            46,500
Warrant price...............             --               --             $6.45
Warrants exercised..........        (413,161)        (124,983)        (705,839)
Warrant price............... $.10 to $ 10.00  $ .10 to $ 6.77  $1.00 to $ 6.77
Warrants outstanding at end
 of year....................         351,872          765,033          890,016
Warrant price............... $.001 to $ 6.77  $.001 to $10.00  $.001 to $10.00
Warrants exercisable at end
 of year....................         351,872          765,033          890,016

  GranCare has a Stock Incentive Plan, adopted in 1991 and amended in 1992 (the 1991 Plan), which provides for the direct sale of shares, the granting of stock options and the granting of limited stock appreciation rights to selected employees, officers, directors and consultants of GranCare. The total number of common shares that may be issued under the 1991 Plan is 2,500,000. The direct sale of common shares under the 1991 Plan shall be at a price not less than 85% of the fair market value of the common stock on the date the right to purchase shares is granted.

  Under the 1991 Plan, options are granted at an exercise price of not less than 100% of fair market value at the date of grant, except for nonstatutory options which are granted at an exercise price of not less than 85% of the fair market value on the date of the grant.

  Certain options are exercisable immediately, while others are subject to vesting provisions whereby the options will be fully vested three to four years after the date of grant. All options are non-transferable and expire five to 10 years from the date of the grant. The Board of Directors, or a committee appointed by the Board of Directors, may grant limited stock appreciation rights in tandem with any stock options granted under the 1991 Plan. Limited stock appreciation rights are only exercisable with the consent of the Board of Directors on and for the 60-day period following certain events as defined in the 1991 Plan, and are payable in cash. No limited stock appreciation rights have been issued under the 1991 Plan.

  On May 3, 1994, GranCare adopted a Stock Option/Stock Issuance Plan (the 1994 Plan) which provides for the granting of incentive stock options, the granting of limited stock appreciation rights, a salary reduction grant program, and a stock issuance program for selected employees of GranCare. The 1994 Plan has an automatic grant program for the granting of options to non-employee directors. The total number of common shares issuable under the 1994 Plan is 1,135,623 shares. The 1994 Plan contains a provision that provides that each year, commencing with the 1995 calendar year, the common stock available for grant under the 1994 Plan will automatically increase by an amount equal to 1% of the shares of common stock outstanding on December 31st of the immediately preceding calendar year.

  The exercise price per share for incentive stock options cannot be less than 100% of the fair market value per share of GranCare's common stock on the grant date. For non-statutory options, the exercise price per share may not be less than 85% of such fair market value. No option shall have a maximum term in excess of ten years from the grant date. The Plan Administrator, as designated by the Board of Directors, will have complete discretion to grant incentive stock options and limited stock appreciation rights, and to choose individuals to participate in the salary reduction grant program. The Plan Administrator may, at its discretion, sell shares of GranCare's common stock at a price per share not less than 85% of fair market value in accordance with the stock issuance program. Shares may also be issued solely as a bonus for past services.

  The Plan Administrator may, at its discretion, grant an employee with incentive stock options the right to surrender all or part of an unexercised option in exchange for a distribution from GranCare, or "limited stock appreciation rights." The distribution will be an amount equal to the excess of the fair market value of the number of shares on the surrender date, over the aggregate price payable for such vested shares. No limited stock appreciation rights have been issued under the 1994 Plan.

  A summary of the activity under the plans (including the exchanged CompuPharm and Evergreen options mentioned above) for the three years ended December 31, 1995, is as follows:

                                         YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                  1995              1994             1993
                            ----------------  ----------------  ---------------
Options outstanding at be-
 ginning of year..........         2,267,618         1,808,742        1,172,092
Exercise price............  $0.76 to $ 21.00  $0.76 to $ 21.00  $0.76 to $12.50
Options granted...........           387,000           583,681          957,541
Exercise price............  $13.00 to $17.33  $12.90 to $20.50  $1.61 to $21.00
Options cancelled.........          (155,605)          (28,133)         (16,000)
Exercise price............  $9.875 to $21.00  $9.875 to $13.25           $9.875
Options exercised.........          (356,638)          (96,672)        (304,891)
Exercise price............  $1.53 to $ 16.50  $1.53 to $ 16.50  $0.76 to $9.875
Options outstanding at end
 of year..................         2,142,375         2,267,618        1,808,742
Exercise price............  $0.76 to $ 21.00  $0.76 to $ 21.00  $0.76 to $21.00
Options exercisable.......         1,185,709         1,116,869          700,769
Exercise price............  $0.76 to $ 21.00  $0.76 to $ 21.00  $0.76 to $21.00

  At December 31, 1995, an aggregate of 1,097,921 shares was available for future grant under GranCare's stock incentive plans. Together with the 2,142,375 stock options and 351,872 warrants outstanding on that date, and the 2,210,351 issuable upon the conversion of GranCare's 6.5% convertible subordinated debentures (see Note 4), approximately 5,800,000 shares of common stock were reserved for future issuance.

NOTE 9. EMPLOYEE BENEFIT PLANS

  The Company currently has two separate benefit plans covering employees of GranCare. The defined benefit plan, which was amended as of December 31, 1986 to freeze benefits for all but certain unionized employees, covers certain employees after reaching age 21 and completion of one year of service. During 1990, the accrual of benefits was suspended for the employees who continued to accrue benefits after December 31, 1986.

  At December 31, 1995 and 1994, the projected benefit obligations were $588,000 and $497,000 respectively. Adjustments to recognize minimum pension liability have been reflected in the Consolidated Statements of Shareholders' and Partners' Equity.

  Other employees of the Company are covered by various defined contribution plans. Company contributions are based on a certain percentage of wages, a matching percentage of the participants' voluntary contributions, or at the Company's discretion. During 1995, 1994 and 1993, the Company recognized $1,645,000, $1,145,000 and $914,000, respectively, of expense related to these plans.

NOTE 10. RELATED-PARTY TRANSACTIONS

  In connection with various acquisitions, GranCare has incurred debt payable to former owners who are now employees of GranCare. Such debt totaled $3,779,000 and $3,856,000 at December 31, 1995 and 1994, respectively.

  In 1994, GranCare sold three of its long-term care facilities to a former employee of GranCare at an aggregate sales price of $3,000,000. GranCare provided financing of $2,550,000 on these sales and recognized a total gain of $2,373,000. In 1993, GranCare sold two of its long-term care facilities to an individual previously engaged by GranCare as a consultant on various acquisitions and divestitures. The sales price of the facilities sold in 1993 was $1,250,000, for which GranCare provided financing of $1,050,000 and recognized a gain of $841,000.

  Included in other assets in the accompanying Consolidated Balance Sheets at December 31, 1995 and 1994, is a $2,850,000 and $1,500,000 note receivable, respectively, resulting from working capital advances made to the owner of certain facilities currently managed by the Company. The Company can advance up to $3,000,000 under the agreement. The loan bears interest payable monthly at 1% above the prime rate and is secured by the accounts receivable, inventory and equipment of the managed facilities.

  Evergreen had a management contract with NHI for the period from October 14, 1992 to June 30, 1993. Total amounts received from NHI under this management contract approximated $1,000,000 for the six months ended June 30, 1993 and are included in the 1993 Consolidated Statement of Income. This agreement terminated upon consummation of the reverse acquisition on June 30, 1993, as discussed in Note 3.

NOTE 11. FAIR VALUES OF FINANCIAL INSTRUMENTS AND INVESTMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

  Cash and Cash Equivalents The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. Cash equivalents at December 31, 1994 include $1,200,000 in commercial paper securities. There were no commercial paper securities at December 31, 1995.

  Investments The carrying amount reported in the balance sheet for investments approximates fair value. The investments in municipal bonds are held by GranCare's captive insurance subsidiary and are restricted to use by only that subsidiary, and are not available for general corporate purposes. All investments are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value with unrealized gains and losses recorded directly in equity.

  In 1994, a gain of $1,561,000 was realized on the sale of an Evergreen equity security that had no carrying value. There were no significant realized gains or losses on sales of investments during 1995 and 1993. The investments in municipal bonds generally mature within six years (e.g., 2000 to 2001).

  Notes Payable and Long-Term Debt The carrying amounts of GranCare's borrowing under the revolving loan and various mortgages and notes payable approximate fair value. The fair value of GranCare's convertible subordinated debentures and senior subordinated notes is based on their quoted market price.

  The cost basis and estimated fair values of GranCare's financial instruments at December 31 are as follows:

  FINANCIAL INSTRUMENT   1995 COST BASIS ESTIMATED FAIR VALUE 1994 COST BASIS ESTIMATED FAIR VALUE
  --------------------   --------------- -------------------- --------------- --------------------
                                                   DOLLARS IN THOUSANDS
Cash and cash equiva-
 lents..................    $ 17,738           $ 17,738          $ 28,611           $ 28,611
Investments:
  Marketable equity se-
   curities.............       9,506             17,695             7,750             13,375
  Municipal bonds.......      12,166             12,610             6,978              6,978
                            --------           --------          --------           --------
                              21,672             30,305            14,728             20,353
Notes payable and long-
 term debt:
  Revolving loan and
   other debt...........     179,605            179,605           183,231            183,231
  Convertible subordi-
   nated debentures.....      60,000             52,200            60,000             50,400
  Senior Subordinated
   Notes................     100,000            103,000               --                 --

--------
Note: The cost basis is the carrying amount for all financial instruments except for investments, as noted above.

NOTE 12. RESTRUCTURING

  In August 1994, GranCare adopted and publicly announced a formal plan of restructuring which includes the reorganization of GranCare's operations and the sale of certain under-performing and non-strategic long-term health care facilities. In connection with its commitment to this formal plan, GranCare recognized an $8,200,000 restructuring charge in the third quarter of 1994, consisting of the following components:

      Actual and projected net operating losses of the facilities to be sold, from the commitment date to their anticipated dis-
       posal dates..................................................  $2,620,000
      Less: Estimated gains from the sale of the facilities.........   2,250,000
                                                                      ----------
                                                                         370,000
      Personnel costs--termination and severance....................   3,700,000
      Professional fees--legal, accounting and appraisals--and other
       exit costs...................................................   1,100,000
      Write-off of unamortized financing fees resulting from re-
       structuring..................................................   2,400,000
      Other.........................................................     630,000
                                                                      ----------
      Total restructuring costs.....................................  $8,200,000
                                                                      ==========

  The termination and severance benefits cover approximately 50 employees who work or worked in the facilities to be divested or GranCare's corporate or regional offices. As of the end of 1995, substantially all termination and severance benefits have been paid to those employees.

  Charges against the restructuring reserve in 1995 and 1994 included the write-off of unamortized financing fees and operating gains and losses of the facilities sold.

  At December 31, 1995, the Company believes that the provisions for the restructuring continue to be adequate and will not require material adjustment in future periods.

NOTE 13. SUBSEQUENT EVENTS

  In January 1996, the Company completed the acquisition of RN Services for $2,350,000 in cash. RN Services provides home health services in the metro Detroit area.

  In February 1996, the Company, through its pharmacy divisions, regained a major contract with the state of New Jersey to provide pharmaceuticals to 7,800 beds.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                   NET INCOME
                               REVENUES       NET INCOME           PER SHARE
                           ----------------- -----------------    -------------
                                     YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
                             1995     1994    1995       1994      1995   1994
                           -------- -------- ------     ------    ------  -----
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
First Quarter............. $191,681 $166,959 $6,079     $6,007    $ 0.25  $0.26
Second Quarter............  204,426  172,497  7,713      7,192      0.32   0.31
Third Quarter.............  208,462  188,860   (518)(1)  3,401(2)  (0.02) (0.14)
Fourth Quarter............  211,893  189,155  7,290      7,690(3)   0.31   0.32

--------
(1) Includes one-time merger and other costs of $11.8 million.
(2) Includes the effects before income taxes of (a) an $8.2 million restructuring charge, (b) an $8.8 million gain of the sale of Pacific Therapies, Inc., (c) a $5.3 million reduction of revenues associated with changes in estimates of prior year Medicare settlements and anticipated collectability of receivables related to facilities to be divested and (d) a $1.0 million charge relating to the relocation of the Company's corporate offices and various related functions.
(3) Includes a pretax $1.9 million charge related to the Company's captive insurance subsidiary.

                                 GRANCARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                      ADDITIONS
                           BALANCE    CHARGED TO CHARGED TO              BALANCE
                         AT BEGINNING COSTS AND    OTHER                 AT END
      DESCRIPTION          OF YEAR     EXPENSES   ACCOUNTS   DEDUCTIONS  OF YEAR
      -----------        ------------ ---------- ----------  ----------  -------
Year ended December 31,
 1993:
 Allowance for doubtful
 accounts..............     2,404       4,254      2,830(2)    2,429(1)   7,059
Year ended December 31,
 1994:
 Allowance for doubtful
 accounts..............     7,059       8,290      1,182(2)    6,639(1)   9,892
 Restructuring reserve
  for estimated losses
  on
  reorganization and
  divestiture of facil-
  ities................       --        8,200        --        3,658(3)   4,542
Year ended December 31,
 1995:
 Allowance for doubtful
 accounts..............     9,892       6,281        572(2)    5,889(1)  10,856
 Restructuring reserve
  for estimated losses
  on
  reorganization and
  divestiture of facil-
  ities................     4,542         --         --        4,042(3)     500

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Allowances recorded at date of acquisition.
(3) Writeoff of deferred loan and other related costs, operating results of the facilities to be divested and gain or loss on the sale of those facilities.