Form 10-Q/A
period 1996-03-31
GRANCARE INC
filed 1996-12-23
CIK 879102

_______________________________________________________________________________
_______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A*

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

                            Yes   [X]        No   [_]

There were             shares outstanding of registrant's Common Stock, no par
value, as of December    , 1996.

                                    Page 1

_______________________________________________________________________________
_______________________________________________________________________________

* The purpose of this amendment is to provide enhanced disclosure regarding the reasons underlying changes to the net revenue and operating expense figures for the periods compared in the Results of Operations section of the Management's Discussion and Analysis included herein.

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


                          PART II - OTHER INFORMATION


Signatures............................................................

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

                                       3

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

Note B - Credit Facility
------------------------

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

Note C - Change in Accounting Principle
---------------------------------------

          During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. This new standard had no effect on the financial statements.

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

     The Company's net revenues for the three month period ended March 31, 1996, were $230.0 million, compared to $191.7 million for the same period in 1995, a net increase of $38.3 million, or 20.0%. For the three month period, $27.3 million, resulted from acquisitions and an additional 34.6% was primarily attributable to same-store growth. These increases were partially offset by loss of revenue from facilities divested. For the three month period, specialty medical revenues increased to 53.7% compared to 43.5% for the same period in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

     Operating expenses for the three month period ended March 31, 1996, were $205.1 million, compared to $171.1 million for the same period in 1995, a net increase of $34.0 million, or 19.9%. For the three month period, $24.7 million resulted from acquisitions and 33.5% was primarily attributable to same store growth. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

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

     During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 ("Statement No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. This new standard had no effect on the financial statements.

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

Date:  December   , 1996               GRANCARE, INC.



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