Form 10-Q/A
period 1996-06-30
GRANCARE INC
filed 1996-12-23
CIK 879102

================================================================================

--------------------------------------------------------------------------------

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

There were __________ shares outstanding of registrant's Common Stock, no par value, as of December __, 1996.

--------------------------------------------------------------------------------

================================================================================
*The purpose of this amendment is to provide enhanced disclosure regarding the reasons underlying changes to the net revenue and operating expense figures for the periods compared in the Results of Operations section of the Management's Discussion and Analysis included herein.

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

               Notes to Condensed Consolidated Financial Statements.......


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Six Months Ended June 30, 1996...................


                          PART II - OTHER INFORMATION



Signatures    ............................................................

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

  The Company's net revenues for the three and six month periods ended June 30, 1996, were $247.3 and $477.3 million, respectively, compared to $204.4 and $396.1 million for the same periods in 1995, a net increase of $42.9 and $81.2 million, respectively, or 21.0% and 20.5%. For the three and six month periods, $20.9 and $45.7 million, respectively, resulted from acquisitions and 45.2% and 39.9%, respectively, was primarily attributable to same-store growth. These increases were partially offset by loss of revenue from facilities divested or to be divested. For the three and six month periods, specialty medical revenues increased to 56.3% compared to 46.3%, and 55.1% compared to 44.9%, respectively, for the same periods in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses for the three and six month periods ended June 30, 1996, were $218.6 and $423.7 million, respectively, compared to $180.3 and $351.4 million for the same periods in 1995, a net increase of $38.3 and $72.3 million, respectively, or 21.2% and 20.6%. For the three and six month periods, $19.1 and $40.7 million, respectively, resulted from acquisitions and 44.3% and 38.9%, respectively, was primarily attributable to same-store growth increases in expenses. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

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

Date:  December __, 1996      GRANCARE, INC.



                            /s/ Jerry A. Schneider
                            ----------------------
                            Jerry A. Schneider
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial
                            and Accounting  Officer)