Form 10-Q/A
period 1996-09-30
GRANCARE INC
filed 1996-12-23
CIK 879102

================================================================================

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


================================================================================
* The purpose of this amendnent is to provide enhanced disclosure regarding the reasons underlying changes to the net revenue and operating expense figures for the periods compared in the Results of Operations section of the Management's Discussion and analysis included herein.

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

               Notes to Condensed Consolidated Financial Statements..

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Nine Months Ended September 30, 1996........

                          PART II - OTHER INFORMATION

Signatures...........................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                September 30,   December 31,
                                                     1996           1995
                                              ------------------------------
                                                 (Unaudited)       (Note)
                 ASSETS
Current assets:
  Cash and cash equivalents.....................     $ 25,750       $ 17,738
  Accounts receivable, less
    allowance for doubtful accounts
    (1996 - $13,848 and 1995 -
    $10,856)....................................      218,529        173,068
  Inventories...................................       17,833         13,527
  Prepaid expenses and other current
    assets......................................       41,034         16,498
  Deferred income taxes.........................       11,599         10,933
                                                     --------       --------

    Total current assets........................      314,745        231,764

  Property and equipment........................      276,441        270,042
    Less accumulated depreciation...............      (67,111)       (55,689)
                                                     --------       --------
                                                      209,330        214,353
  Other assets:
    Investments, at fair value..................       36,359         30,305
    Goodwill, less accumulated
      amortization (1996 - $9,184 and
      1995 - $5,535)............................      129,863        120,946
    Other intagibles, less
      accumulated amortization
      (1996 - $9,788 and 1995 - $8,051).........        8,573          9,793
    Other.......................................       39,068         38,000
                                                     --------       --------

  Total assets..................................     $737,938       $645,161
                                                     ========       ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

                                GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                               September 30,   December 31,
                                                   1996           1995
                                               ----------------------------
                                               (Unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
      expenses.................................. $ 84,291        $ 72,935
     Accrued wages and related
      liabilities...............................   20,461          24,069
     Interest payable
     Income taxes payable.......................    5,137           6,793
     Notes payable and current..................    7,059               -
      maturities of long-term debt..............    4,219           4,937
                                                 --------        --------

          Total current liabilities.............  121,167         108,734

Long-term debt..................................  384,905         334,668
Deferred income taxes...........................   15,628          16,735
Other...........................................   14,564          12,425

Shareholders' equity:
     Common stock; no par value;
      50,000,000 shares authorised
          (shares issued:
           1996-23,401,992 and
           1995-23,948,728).....................  125,401         134,699
     Treasury stock (1996-200,000
      shares and 1995-915,000 shares)...........   (5,030)        (18,700)
     Equity component of minimum
      pension liability.........................     (465)           (465)
     Unrealized gain on investments net
      of income taxes (1996 - $3,963
          and 1995 - $3,453)....................    5,747           5,206
     Retained earnings..........................   76,021          51,859
                                                 --------        --------
                                                  201,674         172,599
                                                 --------        --------

Total liabilities and shareholders'
 equity......................................... $737,938        $645,161
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

                                GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
           (Dollars And Shares In Thousands, Except Per Share Data)


                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        ------------------      ------------------
                                          1996      1995          1996      1995
                                        --------  --------      --------  --------
Revenues:
     Net patient revenues.............. $247,820  $206,066      $722,074  $600,195
     Investment and other
      revenue..........................   20,551     2,396        23,579     4,374
                                        --------  --------      --------  --------

          Net revenues.................  268,371   208,462       745,653   604,569

Expenses:
     Operating expenses................  218,933   183,493       642,654   534,906
     Depreciation and
      amortization.....................    6,728     5,109        19,400    14,785
     Interest expense and
      financing charges................    9,161     6,807        26,228    19,557
     Merger and other
      one-time charges.................   18,400    11,750        18,400    11,750
                                        --------  --------      --------  --------

          Total expenses...............  253,222   207,159       706,602   580,998
                                        --------  --------      --------  --------

Income before income taxes.............   15,149     1,303        38,971    23,571
Income taxes...........................    5,757     1,821        14,809    10,297
                                        --------  --------      --------  --------

          Net income (loss)............ $  9,392     ($518)     $ 24,162  $ 13,274
                                        ========  ========      ========  ========

Net income (loss) per common
 and common equivalent share:
          Primary......................    $0.39    ($0.02)        $1.01     $0.55
                                        ========  ========      ========  ========
          Fully diluted................    $0.38    ($0.02)        $0.98     $0.55
                                        ========  ========      ========  ========
Weighted average number of
 common and common
 equivalent shares outstanding:
          Primary......................   24,202    23,258        24,021    24,226
                                        ========  ========      ========  ========
          Fully diluted................   26,608    23,258        26,653    24,267
                                        ========  ========      ========  ========

See Notes to Condensed Consolidated Financial Statements.

                                GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Dollars In Thousands)


                                          Nine Months Ended September 30,
                                          -------------------------------
                                                  1996            1995
                                          -------------------------------
OPERATING ACTIVITIES
     Net income................................ $ 24,162        $  13,274
     Adjustments to reconcile net
      income to net cash
      (used in) provided by
      operating activities:
        Provision for doubtful accounts........    5,132            4,321
        Depreciation and amortization..........   19,400           14,785
        Gain on sale of investments and
          other assets.........................  (19,077)            (600)
        Non-cash one-time charges..............   17,100              ---
        Amortization of deferred financing
          costs................................      689              481
        Changes in assets and liabilities
          net of effect of acquisitions:
          Accounts receivable..................  (55,785)         (24,073)
          Other current assets.................   (8,604)          (3,571)
          Other noncurrent assets..............   (8,614)         (11,901)
          Accounts payable and accrued
           expenses............................   (1,785)          15,933
          Accrued wages and related
           liabilities.........................   (3,896)          (1,587)
          Interest payable.....................   (1,656)             579
          Income taxes payable.................    7,591             (487)
          Other noncurrent liabilities.........       27            1,799
                                                --------        ---------

           Net cash (used in)
             provided by operating activities..  (25,316)           8,953

INVESTING ACTIVITIES
     Acquisition of businesses.................  (11,231)         (54,287)
     Purchases of property and equipment.......  (24,014)         (17,022)
     Proceeds from disposition of
      property and equipment...................      994            4,155
     Repayments of notes receivable............      ---              943
     Net purchases and sales of
      investments..............................   (3,365)          (5,077)
     Proceeds from sale of investment
      in unconsolidated affiliate..............   24,600              ---
     Other.....................................   (1,581)            (435)
                                                --------        ---------

           Net cash used in investing
             activities........................  (14,597)         (71,723)

FINANCING ACTIVITIES
     Proceeds from exercise of warrants
      and options..............................    2,284            1,242
     Purchase of treasury stock................      ---          (13,670)
     Long-term debt payments...................   (5,259)        (176,303)
     Proceeds from long-term debt
      borrowings...............................   51,150          256,350
     Payment of debt issuance costs............     (250)          (4,447)
                                                --------        ---------

           Net cash provided by
             financing activities..............   47,925           63,172
                                                --------        ---------

     Net increase in cash and cash
      equivalents..............................    8,012              402
     Cash and cash equivalents at
      beginning of period......................   17,738           28,611
                                                --------        ---------
     Cash and cash equivalents at end
      of period................................ $ 25,750        $  29,013
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

        In July 1996, the Company completed the acquisition of Emery Pharmacy, Inc. ("Emery"), an institutional pharmacy located in Utica, New York, for $3,672 in cash and a promissory note in the amount of $1,458.

        In September 1996, the Company completed the acquisition of RX Corporation, an institutional pharmacy located in southern California, for $1,800 in cash and a promissory note for $925.

        The above 1996 acquisitions had the following effect on cash:

                Fair value of assets acquired      $(14,531)
                Fair value of liabilities assumed     3,300
                                                    --------

                Net effect on cash                 $(11,231)
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

Note D - Contingent Earn-Out Provision
--------------------------------------

     The purchase agreement with respect to the 1994 acquisition of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC"), contains a contingent earnout provision for the two year period ended June 31, 1996. An additional $5.5 million could be paid to LTC provided certain operating results were obtained for this period. Management has completed its analysis of the amount payable under this provision and believes that the amount owing to LTC is $2.1 million, which amount has been disputed by LTC.

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


RESULTS OF OPERATIONS

     The following tables set forth certain data for the periods indicated:

                                                            REVENUE COMPOSITION
                                                       PERCENTAGE OF PATIENT REVENUES
                                        -----------------------------------------------------------
                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 31,
                                           1996            1995             1996           1995
                                        -----------    ------------      -----------   ------------
Skilled Nursing and Subacute Care:
  Routine services.................        44.2%           53.9%            44.7%          54.8%
Specialty Medical:
  Therapy, Subacute & Home Health..        26.8%           20.6%            25.9%          19.4%
  Pharmacy (1).....................        25.6%           21.9%            25.9%          23.3%
  Contract Management (1)..........         3.4%            3.6%             3.5%           2.5%
                                        -----------    ------------      -----------   ------------
     Subtotal......................        55.8%           46.1%            55.3%          45.2%
                                        -----------    ------------      -----------   ------------
     Total.........................       100.0%           100.0%          100.0%          100.0%
                                       ============    ============      ===========   ============


                                                      REVENUE  COMPOSITION
                                           DERIVED FROM SKILLED NURSING AND SUBACUTE CARE
                                        -------------------------------------------------
                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                            1996        1995       1996       1995
                                        ------------ ----------- ---------- ----------
Routine skilled nursing................    $89.85      $87.60     $89.35     $87.02
Specialty medical services (2).........     61.59       36.85      58.89      34.05
                                        ------------ ----------- ---------- ----------
      Total............................   $151.44     $124.45    $148.24    $121.07
                                        ============ =========== ========== ==========
Average occupancy rate.................        85%         87%        85%        87%

(1) Before elimination of intercompany sales.
(2) Excludes revenue from patients outside GranCare facilities.

  The Company's net revenues for the three and nine month periods ended September 30, 1996, were $268.4 and $745.7 million, respectively, compared to $208.5 and $604.6 million for the same periods in 1995, a net increase of $59.9 and $141.1 million, respectively, or 28.7% and 23.3%. Included in net revenues and classified as investment and other revenue for the three and nine month periods ended September 30, 1996, is the approximate $18 million gain on the sale of the Company's investment in an unconsolidated affiliate which occurred in the third quarter of 1996. For the three and nine month periods, $24.0 and $106.2 million, respectively, resulted from acquisitions and 69.3% and 48.9%, respectively was primarily attributable to same-store growth. For the three and nine month periods, specialty medical revenues increased to 55.8% compared to 46.4%, and 55.3% compared to 45.2%, respectively, for the same periods in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses for the three and nine month periods ended September 30, 1996, were $218.9 and $642.7 million, respectively, compared to $183.5 and $534.9 million for the same periods in 1995, a net increase of $35.4 and $107.8 million, respectively, or 19.3% and 20.2%. For the three and nine month periods, $21.7 and $91.7 million, respectively, resulted from acquisitions and 71.8% and 47.1%, respectively was primarily attributable to same-store growth increases in expenses. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional aucillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

  Depreciation and amortization expenses for the three and nine month periods ended September 30, 1996, were $6.7 and $19.4 million, respectively, compared to $5.1 million and $14.8 million for the same periods in 1995, an increase of $1.6 and $4.6 million, respectively, or 31.4% and 31.1%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment.

  Interest expense and financing charges for the three and nine month periods ended September 30, 1996, were $9.2 and $26.6 million, respectively, compared to $6.8 and $19.6 million for the same periods in 1995, an increase of $2.4 and $6.6 million, respectively, or 35.3% and 33.7%. These increases were primarily due to interest on additional indebtedness incurred in connection with acquisitions, the September 1995 issuance of $100 million aggregate principal amount of senior subordinated notes and, to a lesser extent, borrowings to fund working capital.

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

        As a result of the foregoing, net income for (loss) the three and nine month periods ended September 30, 1996, was $9.4 and $24.2 million, respectively, compared to ($0.5) and $13.3 million for the same periods in 1995, an increase of $9.9 and $10.9 million, respectively.

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

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients, to accommodate the addition of specialty medical services,and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the nine month period ended September 30, 1996, were $24.0 million. The Company estimates that capital expenditures for the year ending December 31, 1996, will be approximately $32.0 million.

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