Form 10-K/A
period 1995-12-31
GRANCARE INC
filed 1996-12-31
CIK 879102

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

                               ----------------

  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                   REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NUMBER 001-12100


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 18, 1996, there were 24,136,374 shares of the registrant's
Common Stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 18, 1996 was $401,493,284.
================================================================================

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

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  The Company's net revenues for 1995 were $816.5 million compared to $717.5 million for 1994, an increase of $99.0 million, or 13.8%. $112.0 million of the increase is attributable to acquisitions completed. Same-store growth increased $27.8 million from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix, but was adversely affected by a decrease in the level of reimbursement rates implemented in the State of Indiana in August 1994. Specialty medical revenues increased $88.6 million over the same period in 1994. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy). The overall increase was partially offset by a $40.8 million decrease in revenues resulting from the divestiture of certain business units and the loss of the pharmacy division's contract with the State of New Jersey. Included in net revenues for 1995 and 1994 were $1.8 million and $0.8 million, respectively, relating to routine cost limit exceptions. While the Company has applied for these exceptions, and has only recognized a portion of the estimated recovery, there can be no assurance that the actual revenues from routine cost limit exceptions will equal those amounts recognized by the Company in 1994 and 1995.

  Operating expenses (excluding rent and property expenses) for 1995 were $669.5 million compared to $589.2 million for 1994, an increase of $80.3 million, or 13.6%. $92.6 million of the increase was attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided, and the duplicate Evergreen overhead incurred prior to the Merger. On a same-store basis, operating expenses increased $29.2 million. The increases were partially offset by a reduction in expenses of $41.5 million from facilities divested. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from the dispositions of certain business units, more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

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

Dated: December 31, 1996