Form 10-Q/A
period 1996-03-31
GRANCARE INC
filed 1996-12-31
CIK 879102

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

                                    Page 1

===============================================================================

                                GRANCARE, INC.

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited):
               Condensed Consolidated Balance Sheets-
               March 31, 1996 and December 31, 1995...................... 3

               Condensed Consolidated Statements of Income-
               Three Months Ended March 31, 1996 and 1995................ 5

               Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 1996 and 1995................ 6

               Notes to Condensed Consolidated Financial Statements...... 8

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three Months Ended March 31, 1996......................... 9


                          PART II - OTHER INFORMATION


Signatures.............................................................. 13

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

     The Company's net revenues for the three month period ended March 31, 1996, were $230.0 million, compared to $191.7 million for the same period in 1995, a net increase of $38.3 million, or 20.0%. For the three month period, $25.5 million resulted from acquisitions and an additional $17.1 million was primarily attributable to same-store growth. These increases were partially offset by loss of net revenue of $4.3 million from facilities divested. For the three month period, specialty medical revenues increased $38.6 million over the same period in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

     Operating expenses for the three month period ended March 31, 1996, were $205.1 million, compared to $171.1 million for the same period in 1995, a net increase of $34.0 million, or 19.9%. For the three month period, $22.9 million resulted from acquisitions and $15.2 million was primarily attributable to same store growth. These increases were partially offset by a reduction of expenses of $4.1 million from facilities divested. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

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

Date:  December 31, 1996               GRANCARE, INC.



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