Form 10-Q/A
period 1996-06-30
GRANCARE INC
filed 1996-12-31
CIK 879102

================================================================================

--------------------------------------------------------------------------------

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

               Condensed Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 1996 and 1995.................... 6

               Notes to Condensed Consolidated Financial Statements....... 8


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Six Months Ended June 30, 1996................... 9


                          PART II - OTHER INFORMATION



Signatures    ............................................................13

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

  The Company's net revenues for the three and six month periods ended June 30, 1996, were $247.3 and $477.3 million, respectively, compared to $204.4 and $396.1 million for the same periods in 1995, a net increase of $42.9 and $81.2 million, respectively, or 21.0% and 20.5%. For the three and six month periods, $24.0 and $49.5 million, respectively, resulted from acquisitions and $23.8 million and $40.9 million, respectively, was primarily attributable to same-store growth. For the same periods, these increases were partially offset by loss of revenue of $4.9 million and $9.2 million, respectively, from facilities divested or to be divested. For the three and six month periods, specialty medical revenues increased $43.3 million and $81.9 million, respectively, over the same periods in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses for the three and six month periods ended June 30, 1996, were $218.6 and $423.7 million, respectively, compared to $180.3 and $351.4 million for the same periods in 1995, a net increase of $38.3 and $72.3 million, respectively, or 21.2% and 20.6%. For the three and six month periods, $21.9 and $44.8 million, respectively, resulted from acquisitions and $21.3 million and $36.5 million, respectively, was primarily attributable to same-store growth increases in expenses. For the same periods, these increases were partially offset by a reduction of expenses of $4.9 million and $9.0 million, respectively, from facilities divested. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

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