Form 10-Q/A
period 1996-09-30
GRANCARE INC
filed 1996-12-31
CIK 879102

================================================================================

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

               Condensed Consolidated Balance Sheets-
               September 30, 1996 and December 31, 1995................... 3

               Condensed Consolidated Statements of Income-
               Three Months Ended September 30, 1996 and 1995 and
               Nine Months Ended September 30, 1996 and 1995.............. 5

               Condensed Consolidated Statements of Cash Flows-
               Nine Months Ended September 30, 1996 and 1995.............. 6

               Notes to Condensed Consolidated Financial Statements....... 8

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
               Three and Nine Months Ended September 30, 1996............. 9

                          PART II - OTHER INFORMATION

Signatures............................................................... 13

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

Note E - Exit, Merger and Other One-Time Charges
------------------------------------------------

     During the third quarter of 1996, management decided to close five facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The plan to exit these activities, including providing appropriate notice as required by regulations to residents, employees and authorities has commenced. The facilities will be closed and operating activities will cease. The remaining net book value of leasehold improvements at the dates of closure and the remaining rent due to the landlord for periods after the dates of closure have been charged to operations. Management expects to complete these closings in the first quarter of 1997. The revenues and net operating losses of these facilities are not significant. In addition, in the third quarter of 1996, the Company recorded other charges as set forth in the following table, including a charge for additional bad debt expense related to TeamCare. The charge for bad debt expense is attributable to the increased risk of collection resulting from the deterioration in the financial condition of certain customers. The notes receivable written off are for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. The write-off of leasehold improvements, notes receivable and bad debt expense are reflected in the accompanying balance sheet as a direct reduction of the related asset. Rent expense and costs related to the termination of the frozen pension plan and other items has been reflected in accrued expenses as the accompanying balance sheet. The following is a summary of the exit and other one-time charges (dollars in thousands):


        Exit costs:
             Rent expense for periods subsequent to closing........... $ 9,400
             Book value of leasehold improvements at date of closing..   1,200

        Other
             TeamCare bad debt expense................................   2,900
             Write-off of notes receivable............................   3,000
             Termination of frozen pension plan and other items.......   1,900
                                                                       -------
                                                                       $18,400
                                                                       =======

Note F - Proposed Transaction
-----------------------------

     The Company has entered into an Agreement and Plan of Merger between Vitalink and the Company dated as of September 3, 1996. The form of the proposed transactions are (1) the Company's skilled nursing facilities, along with its contract management and home health businesses are to be reorganized into New GranCare, Inc., a wholly-owned subsidiary of the Company ("New GranCare"), and all of the shares of common stock of New GranCare are to be distributed to the Company's shareholders in a tax-free spin-off; (2) the Company (then consisting solely of the institutional pharmacy and related business known as TeamCare) would merge into and be acquired by Vitalink through a tax-free exchange of shares of common stock of Vitalink for shares of common stock of the Company; and (3) New GranCare would become a public company upon the effectiveness of its initial registration statement. Notwithstanding the legal structure of the proposed transactions, for accounting/financial reporting purposes such transactions will be treated as the spin-off of TeamCare and reorganization/recapitalization of the Company into New GranCare as New GranCare will continue the majority of the Company's businesses. New GranCare will change its name to "GranCare, Inc." and be treated as the continuation of the Company. The closing under the Agreement and Plan of Merger is subject to a number of conditions, including approval of the transactions by the Company's shareholders.

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

  The Company's net revenues for the three and nine month periods ended September 30, 1996, were $268.4 and $745.7 million, respectively, compared to $208.5 and $604.6 million for the same periods in 1995, a net increase of $59.9 and $141.1 million, respectively, or 28.7% and 23.3%. Included in net revenues and classified as investment and other revenue for the three and nine month periods ended September 30, 1996, is the approximate $18 million gain on the sale of the Company's investment in an unconsolidated affiliate which occurred in the third quarter of 1996. For the three and nine month periods, $24.0 and $75.5 million, respectively, resulted from acquisitions and $24.9 million and $69.0 million, respectively, was primarily attributable to same-store growth. For the same periods, those increases were partially offset by loss of net revenue of $7.0 million and $21.4 million, respectively, from facilities divested. For the three and nine month periods, specialty medical revenues increased $41.6 million and $123.6 million, respectively, over the same periods in 1995. This was primarily the result of the growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses for the three and nine month periods ended September 30, 1996, were $218.9 and $642.7 million, respectively, compared to $183.5 and $534.9 million for the same periods in 1995, a net increase of $35.4 and $107.8 million, respectively, or 19.3% and 20.2%. For the three and nine month periods, $21.7 and $66.0 million, respectively, resulted from acquisitions and $21.1 million and $62.1 million, respectively was primarily attributable to same-store growth increases in expenses. For the same periods, these increases were partially offset by a reduction of expenses of $7.4 million and $20.3 million, respectively, from facilities divested. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional aucillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues.

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

        During the third quarter of 1996, the Company recorded exit and other one-time costs of $18.4 million as a charge to operations. Approximately $10.6 million of this charge relates to management's decision to close five facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The $10.6 million reflects the remaining net book value of leasehold improvements at the dates of closure and the remaining rent due to the landlord for periods after the dates of closure. The revenues and net operating losses of these facilities are not significant. Approximately $3 million of the charge relates to the write-off of notes receivable for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. In addition, in the third quarter of 1996, the Company recorded $4.8 million of other charges which included $2.9 million of additional bad debt expense related to TeamCare. The charge for bad debt expense was necessary to provide for the increased risk of collection resulting from the deterioration in the financial condition of certain customers in the third quarter of 1996. These charges do not have a negative effect on short-term cash flow. In the third quarter of 1995, the Company incurred certain costs related to the completion of the pooling-of-interests with Evergreen on July 20, 1995 and other one-time costs.

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