Form 10-K
period 1996-12-31
GRANCARE INC
filed 1997-05-13
CIK 879102

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No fee required effective October 7, 1996]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

For the transition period from            to

                       COMMISSION FILE NUMBER 001-12621

                               ----------------

                                GRANCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 95-4336136
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

    ONE RAVINIA DRIVE, SUITE 1500
          ATLANTA, GEORGIA                                30346
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 393-0199

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH REGISTERED
            -------------                          -------------------
 COMMON STOCK, PAR VALUE $0.001 PER              NEW YORK STOCK EXCHANGE
                SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 31, 1997, there were 23,804,988 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 31, 1997 was $181,426,278.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  For financial reporting purposes, the reporting entity is the successor to GranCare, Inc., a California corporation (the "Predecessor"). Effective February 12, 1997, Vitalink Pharmacy Services, Inc. ("Vitalink") acquired the Predecessor's institutional pharmacy business ("TeamCare" or the "Institutional Pharmacy Business") through the merger (the "Merger") of the Predecessor with and into Vitalink. Immediately prior to the Merger, all of the Predecessor's non-institutional pharmacy businesses, including its skilled nursing, home health care, assisted living and contract management businesses and related assets (collectively, the "Skilled Nursing Business"), were transferred to GranCare, Inc., a Delaware corporation (the "Successor") (then a wholly owned subsidiary of the Predecessor) and all of the then outstanding stock of the Successor was distributed (the "Distribution") to the shareholders of the Predecessor. While the Successor is not the successor to the Predecessor for Securities and Exchange Commission reporting purposes, it is the successor to the Predecessor for financial reporting purposes. Accordingly, unless the context otherwise requires, "GranCare" and the "Company" refer to GranCare, Inc., a California corporation, and its subsidiaries for periods on or prior to February 12, 1997 and to GranCare, Inc., a Delaware corporation, and its subsidiaries for periods subsequent to February 12, 1997.

ITEM 1. BUSINESS.

GENERAL

  In February 1997, the Predecessor engaged in a series of transactions, the practical effect of which was to transfer on a tax-advantaged basis the Predecessor's Institutional Pharmacy Business to Vitalink in exchange for shares of Vitalink common stock (the "Shares") and the assumption of certain of the Predecessor's indebtedness by Vitalink and distribute the share portion of the consideration for such transfer to the Predecessor's shareholders. To achieve this result, the Predecessor engaged in an internal restructuring whereby its non-Institutional Pharmacy Business operations were transferred to the Successor, a newly formed subsidiary of the Predecessor, and the shares of the Successor were distributed to the Predecessor's shareholders on a one-for-one basis (the "Distribution"). The Institutional Pharmacy Business was then acquired by Vitalink through a merger of the Predecessor with and into a wholly-owned subsidiary of Vitalink (the "Merger," and collectively with the Distribution, the "Transactions"). As consideration for the Merger, Vitalink distributed 0.478 shares of Vitalink common stock to the Predecessor's shareholders for each share of common stock of the Predecessor and assumed a portion of the Predecessor's consolidated indebtedness.

  The Company is a leading provider of comprehensive post-acute health care services, primarily skilled nursing care, subacute and medically complex care, long-term acute hospital care, inpatient/outpatient therapy, hospital contract management, assisted living, hospice, home health care and adult day care. The Company provides these services through 126 long-term care facilities (122 skilled nursing facilities and four assisted living facilities) in 15 states, and 12 home health care agencies providing home health, hospice and private duty services in four states. Through its contract management business, GranCare also manages approximately 145 programs in acute care hospitals. In select markets, the Company seeks to operate these businesses as an interrelated network of services to provide a continuum of cost-effective, post-acute care. GranCare's vision is to become the preeminent health care provider in select markets by offering a full continuum of care to address the needs of patients from the time of their discharge from acute care hospitals until their recovery.

  To focus on its core businesses and to capitalize on the ongoing consolidation in the long-term care industry, GranCare completed the Transactions, the practical effect of which was to transfer GranCare's Institutional Pharmacy Business to Vitalink. As a result of the Transactions, outstanding consolidated indebtedness of the Company was reduced by approximately $85 million.

  GranCare's focus on the post-acute level of health care responds to general demographic trends and health care cost containment initiatives of third-party payors. As the number of people over the age of 65 continues to grow significantly faster than the overall population, and advances in medicine and technology continue to increase life expectancies, GranCare anticipates that the need for long-term care facilities and related services will continue to increase. Additionally, the growing emphasis on cost containment measures in the health care industry has caused third-party payors to seek lower cost alternatives to hospital-based care. The subacute care and other post-acute services provided by GranCare respond to cost containment initiatives of third-party payors by providing a lower cost alternative for patients who continue to require a high level of medical and nursing care, but whose medical condition permits discharge from the traditional acute care hospital setting. Based on its experience, GranCare believes the long-term care facilities that it operates have substantially lower capital and operating costs than acute care hospitals. GranCare believes that it is able to offer complex subacute medical services to these patients generally at a lower cost than acute care hospitals.

  GranCare's strategies are to: (i) develop "cluster markets" comprised of a significant concentration of skilled nursing and subacute beds and/or the provision of diverse subacute services in selected markets, (ii) provide a continuum of post-acute care comprised of medical and rehabilitative treatments in a variety of alternative sites, (iii) establish relationships with acute care hospitals and physicians to provide a basis for the provision of higher margin services, (iv) continue to shift to a higher acuity and higher quality mix patient population, (v) continue to grow through selective acquisitions, (vi) expand specialty medical services, including rehabilitation, respiratory, psychiatric, home health, hospice and adult day care and (vii) grow through new construction of skilled nursing facilities in select clusters.

  GranCare has successfully expanded its revenue base beyond routine skilled nursing care to include higher margin specialty medical revenue from subacute, rehabilitation and other services provided to patients in its facilities, as well as from home health and other services provided to patients outside its facilities. For the year ended December 31, 1996, specialty medical services accounted for 30% of net patient revenue compared to 23% for the year ended December 31, 1995.

LONG-TERM CARE INDUSTRY

  The demand for long-term health care is increasing because acute care hospitals are driven by third-party payor cost containment initiatives to discharge patients at earlier stages of recovery and because an increasing number of patients have ailments that require extended recovery periods. This is due not only to general demographic trends in the United States but also to advances in medical technology. New technologies are increasing the life expectancy of a growing number of patients who require a high degree of care traditionally not available outside of acute care hospitals. As life expectancies increase, the likelihood of contracting diseases or ailments involving a protracted period of medical care and recovery increases. As a result, individuals over the age of 65, particularly those over 85, are the primary recipients of long-term post-acute care. Although demand is increasing, industry data indicate that the total supply of licensed skilled nursing beds available in the United States, currently approximately 1.7 million, is growing substantially slower than the overall population. Also, the addition of new beds in long-term care facilities is presently restricted by regulation in many states, most of which require entities that desire to enter the local long-term care market to apply for and obtain Certificates of Need ("CON") or other approvals. The application and approval process for a CON generally involves approval by a state regulatory agency of the construction, acquisition or closure of a long-term care facility, the addition or reduction of beds at a facility, or the addition of services provided by a facility. The significant construction costs and start-up expenses in some markets may further limit the number of new beds. Market share data reflect that the industry is fragmented, with the 30 largest operators accounting for approximately 25% of the total beds available.

  According to the U.S. Bureau of the Census, approximately 1.4% of the people 65 to 74 years of age received care in long-term care facilities in 1990. This percentage increased to 6% for people 75-84 years of age and to 25% for those 85 years of age and over. According to the U.S. Bureau of the Census, the number of individuals over age 75 was approximately 11 million (4.6% of the total population in the United States) in 1993. Although there is limited growth projected for the population of individuals over 65 years of age between 1990 and 2000, a significant increase in the proportion of people over age 85 is anticipated. The segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities

(53%), is the fastest-growing segment of the population, projected to increase by more than 26%, from approximately 3.4 million, or 1.3% of the total population in the United States in 1993, to more than 4.3 million, or 1.6% of the total population in the U.S. in the year 2000.

  These demographic changes, coupled with increasing cost containment initiatives by governmental and managed care payors have changed medical practices, resulting in an increasing proportion of complex medical care being delivered outside the acute care hospital setting. The health care industry has responded by developing a range of post-acute care services, including skilled nursing care and home health therapy to provide care following a patient's hospital-based acute care treatment. The complex medical care and intensive nursing care provided to patients with higher acuity disorders are categorized as subacute care. This level of care is appropriately delivered in a skilled nursing environment where the Company believes clinical outcomes compare favorably to those achieved in acute care settings and where the cost structure is significantly lower. The Company believes that subacute care provided in a skilled nursing facility is often less expensive than hospital-based care. Skilled nursing facilities are significantly less capital intensive and do not require the specialized equipment used in acute care hospitals. Labor costs are also lower than in hospitals, which typically have a higher physician-to-nursing staff ratio and significantly more administrative personnel, including nursing staff not fully dedicated to providing care. The Company believes that subacute care providers are able to achieve successful outcomes at a lower cost than acute care hospitals. Accordingly, hospital discharge planners, physicians and managed care and insurance company case managers are referring an increasing number of patients to long-term care facilities.

BUSINESS STRATEGY

  GranCare's principal objective is to continue developing a continuum of post-acute health care services in order to address market demands created by ongoing changes in the health care delivery system, changes in patient demographics and pressures to contain the cost of delivering care. In order to take advantage of the growth of the post-acute health care market, GranCare's strategy is to:

  . Develop Cluster Markets. The Company has sought to establish a significant presence in regional markets by establishing clusters of skilled nursing facilities and related specialty medical businesses that together form a continuum of care. Each cluster is developed where relationships with key acute care hospitals and physicians provide a strong referral base and where other favorable market characteristics exist. GranCare evaluates the needs within each cluster and addresses these demands by developing specialized programs in facilities most capable of serving a particular market need. The Company's experience indicates that local expertise coupled with a critical mass of facilities allows the Company to negotiate more effectively with large contract payors (including managed care organizations), achieve operating efficiencies, and gain access to critical referral sources. Once a cluster market is developed with one or more services, additional services can be introduced to further expand the continuum of care. The Company intends to expand its eight cluster markets located in Arizona, Colorado, Northern and Southern California, Illinois, Wisconsin, Michigan, and South Carolina. The Company also operates concentrations of facilities in Iowa and Mississippi that form a base for the expansion of services in these areas.

  . Provide a Continuum of Care. The Company's services focus on the needs of patients with medically complex conditions who do not require acute care hospitalization. To serve these patients' needs fully, the Company aims to offer a full continuum of care whereby it provides medical and rehabilitative treatments in a variety of alternative sites. These settings include skilled nursing and assisted living facilities, subacute care and other specialty care units operated in conjunction with acute care hospitals and home health. As patients progress through stages of recovery, they may be served by different elements of the continuum. Medical services provided include physical, occupational, speech, respiratory and psychological therapies; pharmaceutical treatments; and laboratory and radiology services. The primary benefit of offering a full continuum of care is to provide patients and payor sources with the most appropriate level of care in the most cost-effective setting.

  . Establish Relationships. The Company has placed strategic emphasis on establishing referral with acute care hospitals and physicians. A substantial portion of the Company's patients are admitted upon discharge from acute care hospitals. As part of its effort to strengthen the relationships established with acute care hospitals, the Company's contract management subsidiary operates subacute medical units in under-utilized space within acute care hospitals. GranCare expects that this contract business will strengthen its relationship with a given hospital, while allowing the hospital or its physicians to place a patient in a lower cost environment thus expanding GranCare's revenue base. The Company's wholly owned subsidiary Cornerstone Health Management Company ("Cornerstone") manages approximately 145 medical programs in acute care hospitals. Cornerstone is a company that specializes in implementing and managing subacute and other specialized medical programs.

  . Improve Payor Mix. By expanding its subacute and home health care services, GranCare intends to shift its payor mix away from state-reimbursed Medicaid programs toward a higher quality mix consisting of Medicare, managed care and private-pay business. Generally, the profitability of caring for private-pay and Medicare patients is higher than that of Medicaid. Historically, the Company has been successful in increasing the quality of its payor mix (Medicare, private, and other pay) as a percent of total gross patient revenues from 48% in 1994 to 55% in 1995 and 62% in 1996. GranCare believes that opportunities still exist to continue to improve the quality of the Company's current payor mix.

  . Grow through Acquisitions. The Company intends to continue to pursue a strategy of growth through selected acquisitions in order to accelerate the achievement of its objectives, including developing its continuum of care in existing markets and expanding into new markets where demographics, economic conditions, and regulatory and reimbursement policies are considered favorable.

  . Expand Specialty Medical Services. The Company seeks to expand the range of specialty medical services offered at its facilities and increase the utilization of specialty medical services at acquired facilities in order to expand the continuum of care. The Company's specialty medical services currently include providing home health care, laboratory, radiology, subacute care, and other specialized services. The Company is expanding subacute services by developing innovative programs with managed care providers, acute care hospitals and physician groups, which may include sharing the costs and benefits of providing subacute services. The Company believes that providing a higher level of care through the expansion of its specialty medical services should improve its payor mix, expand its customer base and generate increased operating margins.

  . Grow through New Construction. The Company intends to grow through new construction of skilled nursing facilities. The Company believes that construction of new skilled nursing facilities, as well as new programs such as long term acute care wings in its existing facilities in selective cluster markets, can have a significant positive impact on the Company's operations. New skilled nursing facilities generally experience a higher occupancy rate than older facilities and receive a greater percentage of revenue from private pay sources. In September 1996 the Company opened SouthPointe HealthCare Center, its first newly constructed facility, in Milwaukee, Wisconsin.

SKILLED NURSING SERVICES AND SUBACUTE CARE

  As of April 1, 1997, the Company operated 126 long-term care facilities, including 122 skilled nursing and four assisted living facilities, with 15,189 licensed beds in 15 states. Revenues from skilled nursing and subacute care (including revenue from service centers and rehabilitation services) represented 67% of net patient revenues in 1996. All of the Company's long-term care facilities are certified as "skilled nursing facilities" by appropriate regulatory agencies, other than the four assisted living facilities, which are located in states that do not require such certification. The Company's facilities focus on the care of medically dependent patients with multiple medical or behavioral problems requiring continuing special care and treatment. Skilled nursing care is rendered in such facilities 24 hours a day by registered, licensed practical or vocational nurses and nurses' aides administering prescribed medical services. Patients in the facilities also receive assistance in matters such as bathing, dressing, medication and diet. All patients in such facilities receive routine care which includes basic nursing care, room and board, housekeeping and laundry services and dispensing of medication. These basic services are a platform for the delivery of more intensive medical rehabilitative and subacute care. The Company provides physical, occupational, speech, respiratory and psychological therapy services in each of its long-term care facilities, a majority of which are outsourced. Each facility operated by GranCare has a Medical Director who assesses patient needs, coordinates care plans and, as a member of the local medical community, is familiar with the local health care concerns. The assisted living facilities operated by GranCare provide furnished rooms and suites designed for individuals who are either able to live independently within a sheltered community or who require minimal nursing attention. The ADL services (assistance with activities of daily life) provided in the assisted living facilities include protective oversight, food, shelter, bathing, dressing, eating, transportation, toiletry and related services that enhance the quality of a resident's life.

  The Company has implemented certain specialty medical programs in all of its skilled nursing facilities certified to provide care to Medicare patients (including more extensive subacute programs) in order to provide additional services and accelerate growth and profitability. The Company also operates 34 specialized units with 710 beds located in certain long-term care facilities, which provide higher acuity, subacute and other care to medically complex patients. These units presently include transitional rehabilitation programs and specialized units for cancer, HIV and wound care patients, as well as Alzheimer's care, subacute rehabilitation and hospice care. These specialized units compete with acute care and rehabilitation hospitals which the Company believes typically charge rates that are often twice the rates historically charged by the Company for comparable services. The Company intends to expand its capabilities in this area through collaborative efforts with acute care specialists.

CONTRACT MANAGEMENT

  Through Cornerstone, the Company manages as of April 1, 1997 approximately 145 medical programs in acute care hospitals located in 20 states (with an additional approximately 10 contracts pending). Revenues from contract management services represented 6% of net patient revenues in 1996. Cornerstone develops, manages and operates specialty geriatric programs on behalf of acute care hospitals which include subacute skilled nursing, geriatric mental health, specialty acute hospitals and geriatric primary care networks and other ancillary programs. In addition, Cornerstone operates four long-term acute care hospitals through lease or management arrangements. Cornerstone is generally responsible for managing the clinical and operational aspects, including quality control, of the programs it administers. Cornerstone receives a monthly management fee, typically based on the number of beds it manages under a contract. Program design and implementation is handled by a team of clinical, financial and reimbursement experts employed by Cornerstone. Following implementation, Cornerstone provides a program administrator who is supported by a centralized staff of experts, who are employed by Cornerstone, with care being provided primarily by employees of the hospital. The number of experts provided by Cornerstone depends on the type of program being administered, with routine subacute skilled nursing generally requiring only a Cornerstone program administrator who oversees the hospitals' employees, and geriatric mental health generally requiring a Cornerstone program administrator as well as up to seven Cornerstone experts who administer care.

OTHER SERVICES

  The Company's home health care operation was established in 1992 to provide skilled nursing services, rehabilitation therapy and home health aides. Revenues from other services represented 3% of net patient revenues in 1996. This operation is comprised of home health care agencies located in California, Indiana, Michigan and Wisconsin encompassing twelve agencies (home health, hospice and private duty in each of the aforementioned states). Services include intermittent visits, hourly care, infusion therapy and a specialty program for terminally ill patients. The Company believes that it is positioned to expand these existing home health services as well as adult day care operations in current and additional markets.

  The Company is developing a variety of laboratory services at several facilities, including pathology and gastrointestinal analysis. The Company operates a wholly-owned subsidiary that provides such services in South Carolina. It also has an equity ownership interest in an X-ray provider which serves certain of the facilities operated by it in Michigan. Additionally, GranCare provides a variety of therapy services to outpatients at certain of its facilities. These services include physical, occupational, speech, respiratory and psychological therapies.

MARKETING AND DEVELOPMENT OF PAYOR SOURCES

  GranCare's marketing strategy is to establish and maintain cooperative relationships and networks with physicians, acute care hospitals and other health care providers, with an emphasis on specialists who treat ailments involving long-term care and rehabilitation. These referral networks form a strong basis for increasing occupancy levels at skilled nursing facilities operated by the Company and for improving the payor mix of such facilities. The Company maintains an incentive program that motivates facility administrators to spend time in the community developing relationships in order to increase awareness of facilities and services that are offered by the Company. The Company utilizes promotional literature focusing on its philosophy of care, service capabilities, quality of employees and family assistance programs to support local marketing efforts.

  Most of the facilities operated by the Company are currently operated as part of a marketing cluster. The marketing program of each cluster is tailored to the health care needs, referral sources and demographic and economic characteristics of the local market in which the cluster is located. Each facility administrator is expected to contribute to the development of a detailed strategic plan and specific operating goals for each cluster. Local managers of Cornerstone and home health operations are expected to participate in the strategic planning and marketing process to coordinate the Company's efforts across the continuum of post-acute care. Moreover, each of the regional service centers is expected to coordinate the activities of the clusters within the region, as well as manage key relationships with managed care providers and promote GranCare's expertise in rehabilitation and subacute services. GranCare's therapy providers are also expected to promote the capabilities of its facilities within their local market area, in addition to promoting their individual therapy services.

  The Company also plans to take advantage of other opportunities for increased profitability, including joint ventures with health care providers such as health maintenance organizations ("HMOs"). The Company is establishing relationships with managed care providers which it believes will increase its subacute care business. The cluster market approach is expected to enhance GranCare's ability to serve large providers of managed care within its targeted markets. Typically, patients referred by managed care providers (including HMOs and preferred provider organizations) generate higher revenues per patient day than Medicaid patients. The Company believes that its ability to provide subacute and specialty medical services at a lower cost than acute care hospitals will be a competitive advantage in becoming the provider of choice for managed care providers.

INDIANA DISPOSITION

  In connection with the Company's ongoing review of its portfolio of facilities to identify those which are underperforming or no longer fit within the Company's strategic focus, the Company has disposed of 18 facilities effective April 1, 1997 by entering into a Release and Settlement Agreement with the lessor thereof pursuant to which the leases for such facilities were assigned to a third party (the "Indiana Disposition"). These facilities, 17 of which are located in Indiana and one in West Virginia, were obtained by the Company as part of its acquisition of Evergreen in July 1995. These facilities generally experienced lower occupancy rates, lower operating margins, and a less favorable payor mix than the Company's other facilities. Costs associated with the Indiana Disposition were included in the $18.4 million charge to operations recognized in the third quarter of 1996. The Company continues to evaluate certain long-term care facilities which are underperforming or do not fit within the Company's long-term strategic plans. All or a portion of these facilities may be divested in the future.

COMPETITION

  The Company is one of the largest publicly traded nursing home companies in the country in terms of the number of beds owned, managed or leased. The long-term care facilities operated by GranCare compete in fifteen states on a local and regional basis with other long-term health care providers. Some competing operators have greater financial resources than GranCare and some are non-profit or charitable organizations. The Company's management expects that significant competitive factors will include the quality and spectrum of care and services provided, the reputation of the medical personnel employed, the physical appearance of the facilities and, in the case of private-pay patients, the level of charges for services. The Company's management also believes that GranCare's facilities compete on a local and regional basis, rather than on a national basis. As a result, GranCare seeks to meet competition in each locality or region, as the case may be, by improving the quality and type of services provided, by improving the appearance of its facilities, by establishing a reputation within the local medical communities for providing quality care, and by responding appropriately to regional variations in demographics and preferences. Historically, regulations such as building code requirements and CON requirements have often deterred the construction of long-term care facilities. There is no price competition with respect to Medicare and Medicaid patients since revenues for services administered to such patients are based on strictly controlled fixed rates and cost reimbursement principles.

  Cornerstone is one of the nation's premier contract providers of specialty health care services for the elderly and is generally recognized as the only "full service" geriatric provider within the industry. Although the Company is not aware of any companies that compete with Cornerstone on a national basis or which offer the same array of services provided by Cornerstone, other contract management companies may compete with Cornerstone in some markets along discrete product lines.

  The Company's home health care operations currently operate in four states. The competition among home health organizations is intense and is based on quality and breadth of service and price. Competitors vary from large national chains to regional and local agencies as well as hospital-based organizations.

REGULATION

  Licensing. All of the long-term care facilities and home health agencies operated by GranCare are required to be licensed on an annual basis by state health care agencies and are subject to extensive federal, state, and local regulatory and inspection requirements. License and certification standards vary from jurisdiction to jurisdiction and undergo periodic revision. These requirements relate to, among other things, the quality of the professional care provided, the qualification of administrative personnel and professional or licensed staff, the adequacy of the facility and its equipment, and continuing compliance with laws and regulations relating to the operation of the facilities. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect expansion of GranCare's business and could prevent the location involved from offering services to patients. The Company believes it is currently in substantial compliance with licensing requirements; however, there can be no assurance that GranCare will be able to maintain such licenses for its facilities or that GranCare will not be required to expend significant funds in order to meet such requirements.

  Medicare and Medicaid. The Company derives a significant portion of its revenues from federal and state reimbursement programs. Substantially all of the skilled nursing facilities and home health agencies operated by GranCare are certified to receive benefits under Medicare and under joint federal and state funded programs administered by the various states to provide health care assistance to low income individuals, generally known as "Medicaid." These programs are highly regulated and subject to periodic change.

  Medicare utilizes a cost-based reimbursement system for nursing facilities, long-term acute care hospitals and home health agencies which, subject to limits fixed for the particular geographic area, reimburse nursing facilities and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine services" (as defined by the program) as well as capital costs and ancillary costs. The Company is filing Routine Cost Limit Exception appeals for the facilities which exceed the limits and fit the criteria as exception candidates. GranCare may benefit from exceptions to the routine cost limits. Allowed costs include nursing, administrative and general, dietary, housekeeping, laundry, social services, activities, central supply, maintenance and plant operations as well as ancillary and capital costs.

  For federal fiscal years 1994 and 1995, the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") froze the routine cost limits for nursing facilities and the per visit limits on reasonable costs imposed on home health agencies. In addition, OBRA '93 imposed new restrictions on the amount of relief which can be realized through the Routine Cost Limit Exception appeal process. For fiscal 1996, the 1993 imposed freeze on routine cost limits expired.

  Medicaid programs currently exist in all of the states in which the Company has health care facilities. While these programs differ in certain respects from state to state, they are all subject to requirements imposed by the federal government, which provides approximately 50% of the funds available under these programs. California provides reimbursement for skilled nursing services at a flat daily rate, as determined by the responsible state agency. In all other states in which the Company operates, payments are based upon specific cost reimbursement formulas established by that state, which formulas are generally based on historical costs with adjustments for inflation.

  For the years ended December 31, 1994, 1995 and 1996 the Company derived approximately 25%, 30% and 39%, respectively, of its gross patient revenues from Medicare and approximately 52%, 45% and 38% of its gross patient revenues from Medicaid. Both governmental and private-payor sources have instituted cost containment measures designed to limit payments made to long-term health care providers, and there can be no assurance that future measures will not adversely affect reimbursements to the Company. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which could materially decrease the services covered or the rates paid to GranCare for its services. There has been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for long-term care services and other services provided by GranCare. While they differ in significant respects, both the Clinton Administration and Congress have proposed restrictions on the growth of Medicare payments for skilled nursing facilities and specialty medical programs within acute care hospitals. In addition, Congress passed a fiscal year 1996 budget reconciliation bill that contained a provision that would have required Medicare to pay skilled nursing facilities on a prospective payment basis beginning in October 1997. Although this bill was ultimately vetoed by the President, the Clinton Administration had proposed adopting prospective payment for skilled nursing facilities in 1999. Other legislative proposals, including one adopted by the U.S. Senate, have called for developing a prospective payment system for specialty medical care programs within acute care hospitals. Proposals to reduce the growth in Medicare and Medicaid expenditures are under active consideration in the current session of Congress. GranCare cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on GranCare. There can be no assurance that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, particularly with respect to the Medicaid programs, which generally provide lower reimbursement rates than the Medicare program. In addition, there can be no assurance that facilities operated by, and the services and supplies provided by, the Company will meet or continue to meet the requirements for participation in such programs.

  Although federal regulations do not recognize state budget deficiencies as a legitimate ground to curtail funding of their Medicaid cost reimbursement programs, states have nevertheless curtailed such funding in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to present levels. Federal law currently recognizes that Medicaid and Medicare reimbursement rates for nursing facilities must be reasonable and adequate to meet the costs that must be incurred by efficiently operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. However, legislative proposals in Congress which have been endorsed by the National Governors' Association would eliminate that protection. Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings and interpretations, determinations by reimbursement intermediaries, and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to long-term care facilities operated by GranCare. In addition, there can be no assurance that facilities owned, leased or managed by GranCare, now or in the future, will initially meet or continue to meet the requirements for participation in such programs.

  GranCare believes that the facilities it operates are in substantial compliance with the various Medicare and Medicaid regulatory requirements currently applicable to them, including the requirements of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). In the ordinary course of its business, however, the Company has received notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. Historically, in most cases, the Company and the reviewing agency have been able to agree upon the steps to be taken to bring a facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of actions against a facility. Effective October 1, 1990, OBRA increased the enforcement powers of state and federal certification agencies. Additional sanctions have been authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicare and Medicaid programs.

  The Department of Health and Human Services ("DHS") has released new survey and certification regulations under OBRA, which went into effect July 1, 1995. These new regulations make significant changes in the process of surveying skilled nursing facilities under Medicare and Medicaid federal requirements for participation in the Medicare and Medicaid programs and impose a graduated system of penalties to match the severity of violations of laws passed by Congress and DHS which implement health, safety and quality standards for residents of long-term care facilities. These new regulations also set forth a number of alternative remedies, in addition to those set forth above, which may be imposed by surveying agencies on facilities that do not comply with the federal requirements (instead of, or in addition to, termination of such facilities' participation in Medicare and Medicaid) and specify remedies for state survey agencies that do not meet surveying requirements. These regulations have not had a material adverse effect on the Company's operations.

  Certificate of Need. Of the states in which the Company operates skilled nursing facilities, Georgia, Iowa, Michigan, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Wisconsin have a CON statute. In states that have such statutes, approval by the appropriate state health regulatory agencies must be obtained and a CON or similar authorization issued prior to certain changes in the management of a long-term care facility, the addition of new beds or services or the making of certain capital expenditures. To the extent CON approvals are required for expansion of GranCare's operations, such expansion may be delayed or otherwise affected. Furthermore, certain states, including Mississippi, North Carolina, Ohio, and Wisconsin have now or in the past imposed moratoriums on the development of new nursing facility beds. Some states require separate approval to obtain Medicare and Medicaid reimbursement for facility costs. Some states also require approval of capital expenditures under Section 1122 of the Social Security Act and provide Medicare and Medicaid reimbursements of capital costs (depreciation, interest and lease expense) for approved capital expenditures only.

  Referral Restrictions. The Company is also subject to federal and state laws which govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback provisions of the federal Medicare and Medicaid Patients and Program Protection Act of 1987. These provisions prohibit, among other things, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, Medicaid care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies. Additionally, OBRA '93 contains provisions that expand the list of health care services subject to existing federal referral prohibitions. This expanded referral ban became effective on January 1, 1995.

  OBRA '93 also contains referral restrictions related to physician ownership interests, and restricts referrals by a physician to an entity with which he has a "compensation arrangement," which is broadly defined to include any arrangement involving "remuneration." However, there are a number of exceptions for certain types of compensation arrangements, including exceptions for personal service arrangements, space and equipment leases, employment relationships, certain prepaid health plans, isolated transactions and certain other payment arrangements that are consistent with the fair market value, so long as these arrangements meet certain specific criteria. With respect to physician ownership interests, an exception exists for ownership of investment securities that may be purchased on terms generally available to the public and that are listed on a national exchange, including the New York Stock Exchange, Inc. ("NYSE") or any regional exchange, provided that the corporation issuing such investment securities has at the end of its most recent fiscal year, or on average for its previous three fiscal years, shareholders' equity exceeding $75.0 million. The Company's Common Stock is traded on the NYSE and its shareholders' equity exceeds the minimum shareholders' equity. Although it is possible that certain arrangements between the Company and physicians may be affected by these referral restrictions, such restrictions have not had a material adverse effect on revenues in the past.

  The Medicare program reimburses skilled nursing facility services, pharmacy services and home health services based on reasonable costs of care, subject to certain limitations. In determining allowable costs, the Medicare program will not recognize as allowable the charge made for services provided to the skilled nursing facility or home health agency by an entity that is related through substantial ownership or substantial control, unless it qualifies for an exception. Instead, Medicare will recognize as allowable only the supplier's cost of (rather than its charge for) supplying the service.

  Contract Management Regulation. Contract managers of geriatric mental health centers, subacute care units, specialty acute hospitals and senior health centers are not typically subject to direct regulation, although the Company may be held responsible for violations of certain federal and state laws, such as the referral restrictions described above. Further, the facilities managed by GranCare are subject to regulation. Management contracts with these facilities may hold GranCare accountable in certain instances to a facility which is cited for non-compliance with regulatory requirements. Further, there can be no assurance that the facilities managed by GranCare will not be subject to statutory or regulatory changes which might adversely impact these facilities and, indirectly, GranCare's contract management business.

  GranCare furnishes therapy services on a contract basis to certain providers, and the providers bill Medicare for reimbursement of the amounts paid to GranCare for these services. The Health Care Financing Administration ("HCFA") has the authority to establish limits on the amount Medicare reimburses for therapy services. For services other than inpatient hospital services, these limits are equivalent to the reasonable amount that would have been paid if provider employees had furnished the services. HCFA has exercised this authority by publishing "salary equivalency guidelines" for physical therapy and respiratory therapy services. HCFA does not currently have salary equivalency guidelines for other therapy services, but Medicare auditors may nonetheless impose disallowances if particular rates paid to these therapists are substantially greater than the rates paid to other contract therapy companies by other providers in the same locality. On March 28, 1997, HCFA issued a proposed regulation that would revise the salary equivalency guidelines for physical therapy and respiratory therapy and establish salary equivalency guidelines for speech-language pathology and occupational therapy services. HCFA estimates that the proposed regulation would increase the reimbursement rates for physical therapy by 30.5 percent and for respiratory therapy by 8.1 percent. The proposed salary equivalency rates for occupational therapy and speech-language pathology, however, would reduce current reimbursement rates by 42.7 percent and 28.1 percent, respectively. The Company cannot predict whether this proposed regulation will be adopted or, if adopted, the effect they would have on the Company.

  Home Health Regulation. Home health agencies must be certified by HCFA to receive reimbursement for services and supplies from Medicare and Medicaid. As a condition of participation in the Medicare and Medicaid home health care program, HCFA requires compliance with certain standards with respect to personnel, services and supervision; the preparation of annual budgets, cost reports, and quarterly cost and visit analyses; and the establishment of a professional advisory group that includes at least one practicing physician, one registered nurse and other representatives from related disciplines or consumer groups. Home health agencies are surveyed for compliance with these requirements at least once every 15 months. Failure to comply may result in termination of the agency's Medicare and Medicaid provider agreements. In 1989, Congress directed the DHS to develop and implement a range of intermediate, or alternative, sanctions for home health agencies. DHS published proposed rules to implement this authority in 1991; however, these rules have not been finalized and thus have not taken effect. The proposed sanctions would include civil monetary penalties, temporary management, suspension of payment for new admissions, and other sanctions.

  Health Care Reform. While neither the present administration's health care reform proposals nor alternative health care reform proposals introduced by certain members of Congress were adopted in 1995 or 1996, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") was passed by Congress and signed into law by President Clinton on August 21, 1996 and will generally take effect July 1, 1997. While the Accountability Act contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of those provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities, (ii) extension of the criminal anti-kickback statute to all federal health programs, (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties, and (iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs. Additionally, the Accountability Act provides mechanisms for further guidance to health care providers on health care fraud and abuse issues in the form of additional safe harbors or modifications to existing safe harbors, fraud alerts and the issuance of advisory opinions by DHS. The Company does not believe that the Accountability Act will have a material adverse effect on the Company's operations.

  Health care reform remains an issue for health care providers. Many states are currently evaluating various proposals to restructure the health care delivery system within their jurisdictions. It is uncertain at this time what legislation on health care reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. GranCare anticipates that federal and state legislatures will continue to review and assess various health care reform proposals and alternative health care systems and payment methodologies. GranCare is unable to predict the ultimate impact of any federal or state restructuring of the health care system, but such changes could have a material adverse impact on the operations, financial condition and prospects of GranCare.

EMPLOYEE TRAINING AND DEVELOPMENT

  As a policy matter, the Company believes that nursing and professional staff retention and development is a critical factor in the success of the Company. Accordingly, the Company's compensation program provides ongoing performance evaluations and salary reviews. Additionally, GranCare provides financial incentives to its employees to encourage facility staff motivation and productivity and to reduce turnover rates. The Company believes that its wage rates for professional nursing staff currently being used by the Company are commensurate with market rates. GranCare also provides employee benefit programs that the Company believes, as a package, exceed industry standards. In the past, the Company has not experienced any significant difficulty in attracting or retaining qualified personnel, and the Company does not anticipate any difficulty in this regard in the future.

  In addition, the Company provides for ongoing informal training and education programs for its nursing staff, both professional and non-professional, as well as its non-nursing staff, both professional and non-professional. With respect to education and training programs conducted by entities other than the Company, the Company provides tuition reimbursement to all levels of staff to encourage continual learning in all aspects of facility operations.

  Examples of training, development and education programs offered by the Company to its management employees include the following: (i) communication skills, (ii) supervisory skills, (iii) conflict-resolution skills, (iv) diversity training, (v) performance management skills, and (vi) hiring skills.

  The Company has offered certification programs to its nursing assistants for a considerable period of time. This three-week program, conducted on site at the Company's facilities, consists of two weeks of classroom work and one week of clinical preparation. Upon completion, graduates are generally hired into one of the Company's facilities located near the facility where the certification course was offered.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 13,800 full-time and part-time non-pharmacy related employees, with 250 full-time non-pharmacy related employees at its corporate and regional offices. Approximately 20% of these employees are physicians, nurses and professional staff. In addition, the Company has collective bargaining agreements with unions representing employees at 21 facilities. Currently, the Company is negotiating two collective bargaining contracts involving facilities in two states. The Company cannot predict the effect continued union representation or organizational activities will have on its future activities. However, the Company has never experienced any material work stoppages and believes that its relations with its employees and the Service Employees International Union are good.

INSURANCE

  The Company maintains, on behalf of itself and its subsidiaries, annual Blanket Property Damage/Business Interruption insurance in the amount of $750.0 million and annual General/Professional Liability insurance in the amount of $100.0 million, subject to certain deductibles, exclusions and other terms. Both of these policies are on an occurrence form. The Company also requires that physicians practicing at its long-term care facilities carry medical malpractice insurance to cover their individual practice. The Company maintains a captive insurance company for the purposes of paying worker's compensation claims as well as reinsurance contracts to minimize its insurance exposure.

ITEM 2. PROPERTIES.

  As of April 1, 1997, the Company operated 126 long-term care facilities (122 skilled nursing facilities and four assisted living facilities). The average occupancy rate for the Company's long-term health care facilities (based on number of operating beds) was 87.9% for the year ended December 31, 1996 (89.6% after giving effect to the Indiana Disposition). The Company owns 39 of the long-term care facilities that it operates, including one assisted living facility and rehabilitation center. Eighty-five other facilities (including three assisted living facilities) are operated under long-term leases.

  The following chart shows the geographic distribution of the facilities operated by GranCare as of April 1, 1997:

STATE                              FACILITIES(1)  BEDS  PERCENTAGE OF TOTAL BEDS
-----                              ------------- ------ ------------------------
Arizona(1)........................        7         982            6.5%
California(1).....................       31       3,480           22.8
Colorado..........................        4         655            4.3
Georgia...........................        1         100            0.7
Illinois..........................       20       2,089           13.8
Indiana...........................        3         471            3.1
Iowa..............................        7         547            3.6
Louisiana.........................        3         240            1.6
Michigan..........................       13       1,863           12.2
Mississippi.......................       10       1,104            7.3
North Carolina....................        1         142            0.9
Ohio..............................        1         100            0.7
South Carolina....................        9         964            6.3
Tennessee.........................        2         226            1.5
Wisconsin.........................       14       2,226           14.7
                                        ---      ------          -----
  Total...........................      126      15,189          100.0%
                                        ===      ======          =====
CLASSIFICATION
Owned.............................       39       4,968           32.7%
Leased............................       85       9,932           65.4
Managed...........................        2         289            1.9
                                        ---      ------          -----
  Total...........................      126      15,189          100.0%
                                        ===      ======          =====

--------
(1) Includes two assisted living facilities in the State of Arizona comprising 170 licensed beds and two assisted living facilities in the State of California comprising 218 licensed beds.

CONTRACT MANAGEMENT AND HOME HEALTH

  Subject to the exceptions set forth below, the Company's contract management business enters into contracts with acute care hospitals for the management of geriatric specialty programs, generally located inside such hospitals. Such management contracts do not generally involve the lease or purchase of any property. Cornerstone does, however, lease two properties in connection with its operations. The two leased facilities are The Specialty Hospital of Austin (Texas) and The Specialty Hospital of Houston (Texas), which as of the end of fiscal 1996 had 104 beds and 45 beds, respectively, and an average occupancy rate of 42.8% and 45.4%, respectively. Cornerstone's corporate headquarters are located in Dallas, Texas.

  The Company owns and operates home health, private duty and hospice agencies located in California, Michigan, Wisconsin and Indiana. The agencies are operated by subsidiaries of the Company and lease the space for their operations; all such leases are immaterial in amount.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company has been a party to various legal proceedings in the ordinary course of its business. In the opinion of the Company, there are no proceedings which, individually or in the aggregate, after taking into account the insurance coverage maintained by the Company, are reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

  On September 9, 1996, a shareholder of the Company filed a civil complaint in the Superior Court of the State of California, County of Los Angeles:
Howard Gunty Profit Sharing v. Gene E. Burleson, Charles M. Blalack, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William G. Petty, Jr., Edward

V. Regan, Gary U. Rolle and GranCare, Inc., Case No. BC156996. This complaint alleged, generally, that the defendants breached their fiduciary duties owed to the Company's shareholders by failing to take all reasonable steps necessary to ensure that the Company's shareholders received maximum value for their shares of Company common stock in connection with the Distribution and Merger. The complaint further alleged that the directors of the Company acted in concert as part of a scheme to deprive the putative class who owned shares from August 29, 1996 through December 19, 1996 unfairly of its investment in the Company and to unjustly enrich themselves. The plaintiffs sought to have the Transactions rescinded and set aside, as well as an order requiring the defendants to account to the plaintiff for all profits realized as a result of such transactions. In addition, the plaintiffs sought unspecified compensatory damages and costs, and to have the complaint certified as a class action.

  On December 19, 1996, a Conditional Agreement and Stipulation of Settlement (the "Settlement Agreement") was reached in this litigation, subject to notice to the proposed class and a final hearing before the court, among other conditions and considerations. On May 9, 1997, the Court certified the class for settlement purposes only, approved the Settlement Agreement, and entered its judgment dismissing this litigation.

  The effect of the Settlement Agreement and the judgment was to extinguish the claims contained in the action with prejudice, along with granting of a general release from other claims, whether asserted or not, known or unknown, as allowed by law. Pursuant to the judgment, the Settlement Agreement is binding on all class members who were not previously excluded from the settlement class. Plaintiff's counsel submitted an application seeking an award of attorney's fees and expenses in an aggregate amount of $350,000, and the Company will pay this amount which was awarded by the Court. The Defendants vigorously denied and continue to deny all liability and allegations of wrongdoing, and the settlement is not to be construed for any purpose as an inference or admission of liability or wrongdoing by them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Special Meeting of the Shareholders of the Predecessor (the "Special Meeting") was held on February 8, 1997 in order to approve the Transactions. At the Special Meeting, the shareholders of the Predecessor voted on the following proposals:

  1) approve the Amended and Restated Agreement and Plan of Distribution dated as of September 3, 1996 between the Predecessor and the Successor;

  2) approve the Agreement and Plan of Merger dated as of September 3, 1996 by and between the Predecessor and Vitalink;

  3) approve the Successor's 1996 Stock Incentive Plan; and

  4) approve the Successor's Annual Incentive Plan and Stockholder Value
     Program.

  The tabulation of votes with respect to the foregoing proposals are as follows:

                                                       FOR      AGAINST  ABSTAIN
                                                    ---------- --------- -------
Proposal 1......................................... 14,580,961    15,777 18,138
Proposal 2......................................... 14,569,257    20,732 24,887
Proposal 3......................................... 13,415,061 1,164,510 35,305
Proposal 4......................................... 13,467,313 1,085,178 62,385

                                    PART II

ITEM 5. MARKET FOR PREDECESSOR'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  The Predecessor was, and the Successor is, quoted on the NYSE under the symbol "GC." The information provided below represents the high and low sale prices of the Predecessor's common stock as reported on the NYSE Composite Tape for the periods indicated. The Successor did not start publicly trading until February 13, 1997.

                                                                   PRICE
                                                                 ------------
                                                                 HIGH    LOW
                                                                 ----    ----
       CALENDAR YEAR 1995
        First quarter........................................... $18 5/8 $14 7/8
        Second quarter..........................................  17 3/8  15 1/4
        Third quarter...........................................  19 1/8  15 1/2
        Fourth quarter..........................................  17 3/8  12 3/4
       CALENDAR YEAR 1996
        First quarter........................................... $19 1/4 $ 13
        Second quarter..........................................  19 7/8  16 5/8
        Third quarter...........................................  21 5/8   16
        Fourth quarter..........................................  19 1/2  16 7/8

  As of March 31, 1997, there were 971 holders of record of the Company's common stock. The Company has never paid dividends on its common stock and does not intend to pay dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to provide funds for the operation and expansion of the Company's business. Additionally, certain covenants in the Company's credit facility with a syndicate of banks lead by First Union and The Chase Manhattan Bank limit the ability of the Company and its subsidiaries to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                               1992      1993      1994      1995       1996
                             --------  --------  --------  --------  ----------
                                  (IN THOUSANDS, EXCEPT PER SHARE AND
                                           STATISTICAL DATA)
STATEMENT OF OPERATIONS
 DATA(5&6):
Net revenues...............  $434,638  $611,689  $717,471  $816,462  $1,003,123
Expenses:
 Operating expenses
  (excluding items shown
  below)...................   357,189   506,542   589,245   669,512     813,446
 Rent and property.........    35,998    42,446    44,291    51,206      56,895
 Depreciation and
  amortization.............     6,922    12,349    16,440    21,611      25,949
 Interest expense and
  financing charges........     7,908    19,601    21,481    27,054      35,659
 Nonrecurring costs--other
  (1992 & 1996); merger and
  other (1993 & 1995)(1)...     1,114     4,573        --    11,750      18,400
 Restructuring costs(2)....        --        --     8,200        --          --
                             --------  --------  --------  --------  ----------
 Total expenses............   409,131   585,511   679,657   781,133     950,349
                             --------  --------  --------  --------  ----------
Income before income taxes
 and extraordinary charge..    25,507    26,178    37,814    35,329      52,774
Income taxes...............     8,701    10,089    13,524    14,765      20,054
                             --------  --------  --------  --------  ----------
Income before extraordinary
 charge....................    16,806    16,089    24,290    20,564      32,720
Extraordinary charge--loss
 on extinguishment of
 debt(3)...................        --     1,285        --        --          --
                             --------  --------  --------  --------  ----------
Net income.................  $ 16,806  $ 14,804  $ 24,290  $ 20,564  $   32,720
                             ========  ========  ========  ========  ==========
Pro forma income tax
 data(4):
 Income before income taxes
  and extraordinary
  charge...................  $ 25,507  $ 26,178       n/a       n/a         n/a
 Income taxes..............    10,157    10,874       n/a       n/a         n/a
                             --------  --------
 Income before
  extraordinary charge(3)..    15,350    15,304       n/a       n/a         n/a
 Extraordinary charge(3)...       --      1,285       n/a       n/a         n/a
                             --------  --------
Pro forma net income.......  $ 15,350  $ 14,019       n/a       n/a         n/a
                             ========  ========
Net income per common and
 common equivalent
 share(4):
 Primary:
 Income before
  extraordinary item.......  $   0.97  $   0.84  $   1.07  $   0.86  $     1.36
 Extraordinary item........        --      (.07)       --        --          --
                             --------  --------  --------  --------  ----------
 Net income................  $   0.97  $   0.77  $   1.07  $   0.86  $     1.36
                             ========  ========  ========  ========  ==========
 Fully diluted:
 Income before
  extraordinary item.......  $   0.90  $   0.80  $   1.07  $   0.86  $     1.33
 Extraordinary item........        --      (.07)       --        --          --
                             --------  --------  --------  --------  ----------
 Net income................  $   0.90  $   0.73  $   1.07  $   0.86  $     1.33
                             ========  ========  ========  ========  ==========
STATISTICAL DATA(5&6):
 Average licensed beds.....    11,358    15,103    16,112    16,148      16,097
 Average occupancy.........        86%       87%       88%       87%         85%
                                              DECEMBER 31,
                             --------------------------------------------------
                               1992      1993      1994      1995       1996
                             --------  --------  --------  --------  ----------
                                             (IN THOUSANDS)
BALANCE SHEET DATA(5&6):
 Working capital...........  $ 31,483  $ 59,688  $ 89,626  $123,030  $  200,569
 Total assets..............   242,656   390,881   520,193   645,161     748,039
 Long-term debt, including
  current portion..........    96,770   202,650   243,231   339,605     389,777
 Shareholders' equity......    54,230    86,971   161,417   172,599     214,300
 Partners equity...........     4,988        --        --        --          --

 (Footnotes from the preceding page)
--------
(1) The $1.1 million non-recurring charge in 1992 consisted of expenses related to a retirement agreement reached with an employee of CompuPharm and terminated negotiations regarding the possible sale of CompuPharm. Such expenses were incurred prior to the merger of GranCare and CompuPharm in December 1993 (the "CompuPharm Merger"), after which CompuPharm became a wholly owned subsidiary of GranCare. The $4.6 million merger costs in 1993 relate to the CompuPharm Merger. The $11.75 million charge in 1995 relates to the merger with Evergreen Healthcare, Inc. in July 1995 (the "Evergreen Merger") and other one-time costs. The $18.4 million charge in 1996 relates to one-time charges for the planned disposition of assets and leasehold improvements or closure of certain long-term care facilities and write off of notes receivable related thereto; amounts required to present TeamCare's separate financial statements on a stand-alone basis in connection with the merger with Vitalink Pharmacy Services, Inc. in February 1997 and other one-time costs.
(2) The $8.2 million restructuring charge in 1994 is related to the Company's formal plan of restructuring announced in August 1994. See Note 13 of Notes to the Consolidated Financial Statements for information on the 1994 restructuring.
(3) The Company's extraordinary debt extinguishment charge of $1.3 million in 1993 resulted from debt repayments associated with the CompuPharm Merger.
(4) Prior to June 30, 1993, the Evergreen predecessor entity consisted of two partnerships and, accordingly, Evergreen was not subject to federal or state income taxes. For informational purposes, the selected historical consolidated financial data for the years 1992 through 1993 include a pro forma presentation that includes a provision for income taxes as if Evergreen had been a taxable corporation for these periods. Such pro forma calculations were based on the income tax laws and rates in effect during those periods, and FASB Statement No. 109. Earnings per share for 1992 and 1993 are based on pro forma net income.
(5) All acquisitions which occurred in 1992, 1993, 1994, 1995 and 1996, except for the CompuPharm Merger and Evergreen Merger, are reflected from the date of each acquisition in the historical operating results of the Company and the assets and liabilities relating to these acquisitions are included in the balance sheets of the Company since that time. See Note 4 of Notes to the Consolidated Financial Statements for a discussion of the Evergreen Merger.
(6) All years have been restated for the December 28, 1993 merger with CompuPharm and for the July 20, 1995 Evergreen Merger. See Notes 1 and 4 of Notes to the Consolidated Financial Statements for a description of these combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  On May 8, 1997, the Company announced execution of agreements for a business combination (the "LCA Merger") of Living Centers of America, Inc. ("LCA") with the Company immediately following a leveraged recapitalization of LCA by Apollo Management, L.P. ("Apollo"). The Company believes the combined company will be the second-largest long term care provider in the country, operating over 330 facilities with more than 38,000 beds in 21 states. In addition to operating skilled nursing facilities, the combined company will provide pharmaceutical and rehabilitation services, assisted living, contract management and geriatric specialty healthcare services nationwide.

GENERAL

  On February 12, 1997, the Company completed the Transactions, the practical effect of which was to transfer on a tax advantaged basis the Company's Institutional Pharmacy Business to Vitalink and distribute the consideration for such transfer to the Company's shareholders. For financial reporting purposes, the Company is the successor to GranCare, Inc., a California corporation.

  The Predecessor was incorporated in September 1987. Since inception, the Predecessor has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. During 1996 the Predecessor acquired RN Health Care Services, Inc., a home health agency in Michigan and Jennings Visiting Nurse Association, Inc., a home health agency in Indiana. Also in 1996, the Predecessor acquired Emery Pharmacy, Inc., a provider of institutional pharmacy services in upstate New York and RX Corporation, a provider of institutional pharmacy services in Southern California.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the year ended December 31, 1996, the percentage of the Company's total gross patient revenues derived from Medicaid and Medicare programs were 38% and 39%, respectively.

  Excluding the Institutional Pharmacy Business, for the year ended December 31, 1996, the percentage of the Company's total patient revenues derived from the Medicaid and Medicare programs were 37% and 41%, respectively.

  The Company derives its revenues by providing (i) skilled nursing, (ii) pharmacy (through January 31, 1997), therapy, subacute and other specialty medical services and (iii) contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. The Company seeks to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services.

  While the initial results of the Merger will be a decrease in the percentage of revenue from specialty medical services received by the Company because of the loss of the revenue from TeamCare, the Company believes that opportunities exist to increase the percentage of its revenue derived from specialty medical services from other sources such as specialty medical service revenue from therapy and subacute care.

  In April 1997, the Company disposed of 18 underperforming facilities that no longer fit within the Company's strategic focus. The Company continues to evaluate certain long-term care facilities which are underperforming or do not fit within the Company's long-term strategic plans. All or a portion of these facilities may be divested in the future.

RESULTS OF OPERATIONS

  The following tables set forth, as a percentage of patient revenues, certain revenue data for the periods indicated:

              REVENUE COMPOSITION/PERCENTAGE OF PATIENT REVENUES

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1996     1995     1994(1)
                                                    -------  -------  ---------
   Skilled nursing and subacute care:
    Routine services...............................    44.4%    53.8%     57.6%
    Therapy, subacute and other ancillary
     services(2)...................................    26.1     19.8      18.3
                                                    -------  -------   -------
                                                       70.5     73.6      75.9
                                                    -------  -------   -------
   Pharmacy(2).....................................    26.1     23.5      23.8
   Contract management.............................     3.4      2.9       0.3
                                                    -------  -------   -------
                                                      100.0%   100.0%    100.0%
                                                    =======  =======   =======

    REVENUES PER PATIENT DAY DERIVED FROM SKILLED NURSING AND SUBACUTE CARE

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995   1994(1)
                                                        ------- ------- -------
   Routine skilled nursing............................. $ 89.67 $ 87.07 $ 79.52
   Specialty medical services(3).......................   59.84   35.65   27.69
                                                        ------- ------- -------
                                                        $149.51 $122.72 $107.21
                                                        ======= ======= =======

--------
(1) Excludes results of operations from August 1 through December 31, 1994 for facilities divested or to be divested as part of the restructuring plan.
(2) Before elimination of intercompany sales.
(3) Excludes pharmacy and other specialty medical revenue from beds not operated by the Company.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  The Company's net revenues for 1996 were $1,003.1 million compared to $816.5 million for 1995, an increase of $186.6 million, or 22.9%. Included in net revenues and classified as investment and other revenue is the approximate $18.4 million gain on the sale of the Company's investment in an unconsolidated affiliate that occurred in the third quarter of 1996. On a gross basis, $103.5 million of the increase is attributable to acquisitions completed, which includes $22.3 million due to the acquisition of TeamCare's contract with the State of New Jersey. Same-store growth increased, on a gross basis, $123.0 million from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix. Specialty medical revenues increased, on a gross basis, $180.7 million over the same period in 1995. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy). Included in net revenues for 1996 and 1995 were $3.1 million and $1.8 million, respectively, relating to routine cost limit exceptions. While the Company has applied for these exceptions, and has only recognized a portion of the estimated recovery, there can be no assurance that the actual revenues from routine cost limit exceptions will equal those amounts recognized by the Company in 1996 and 1995.

  Excluding the Institutional Pharmacy Business, the Company's net revenues for 1996 were $774.0 million compared to $639.8 million for 1995, an increase of $134.2 million, or 21.0%. Of the foregoing change $89.1 million resulted from same store growth and $45.1 million resulted from acquisitions. Specialty medical revenues increased $110.9 million over the same period in 1995. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses (excluding rent and property expenses) for 1996 were $813.4 million compared to $669.5 million for 1995, an increase of $143.9 million, or 21.5%. On a gross basis, $88.2 million of the increase was attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided. On a same-store basis, operating expenses increased $79.1 million, on a gross basis. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Excluding the Institutional Pharmacy Business, operating expenses (excluding rent and property expenses) for 1996 were $625.3 million compared to $519.5 million for 1995, an increase of $105.8 million, or 20.4%. Of the foregoing increase, $67.1 million was attributable to same-store increases in expenses and $38.7 million was attributable to acquisitions completed.

  Rent and property expenses for 1996 were $56.9 million compared to $51.2 million for 1995, an increase of $5.7 million, or 11.1%. This increase was primarily attributable to additional facilities operated and scheduled increases in rental expense.

  Excluding the Institutional Pharmacy Business, rent and property expenses for 1996 were $51.6 million compared to $47.1 million for 1995, an increase of $4.5 million, or 9.6%.

  Depreciation and amortization expenses for 1996 were $25.9 million compared to $21.6 million for 1995, an increase of $4.3 million, or 19.9%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment.

  Excluding the Institutional Pharmacy Business, depreciation and amortization expenses for 1996 were $19.7 million compared to $16.9 million for 1995, an increase of $2.8 million, or 16.6%.

  Interest expense and financing charges for 1996 were $35.7 million compared to $27.1 million in 1995, an increase of $8.6 million, or 31.7%. This increase was primarily due to interest on additional indebtedness incurred in connection with acquisitions, the issuance of $100 million of Senior Subordinated Notes in September 1995 and borrowings to fund working capital.

  Excluding the Institutional Pharmacy Business, interest expenses and financing charges for 1996 were $34.8 million compared to $26.6 million for 1995, an increase of $8.2 million, or 30.8%.

  During the third quarter of 1996, the Company recorded exit and other one-time costs of $18.4 million as a charge to operations. Approximately $10.6 million of this charge relates to management's decision to close five facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The $10.6 million reflects the remaining net book value of leasehold improvements at the dates of closure and the remaining rent due to the landlord for periods after the dates of closure. On March 6, 1997, the Company modified its plan from closing five Indiana facilities to terminating most of its lease obligations and operations in Indiana involving a total of 18 facilities. This modification did not significantly impact the exit costs previously accrued in the third quarter of 1996. Management completed the lease terminations effective April 1, 1997. The revenues and income before taxes of these facilities and related regional offices during 1996 were $57.1 million and $0.7 million, respectively. Approximately $3 million of the charge relates to the write-off of notes receivable for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. In addition, in the third quarter of 1996, the Company recorded $4.8 million of other charges which included $2.9 million of additional bad debt expense related to TeamCare. The charge for bad debt expense was necessary to provide for the increased risk of collection resulting from the deterioration in the financial condition of certain customers in the third quarter of 1996. (See Note 13 to the Consolidated Financial Statements.) These charges do not have a negative effect on short-term cash flow. In the third quarter of 1995, the Company incurred certain costs related to the completion of the pooling-of-interests with Evergreen on July 20, 1995 and other one-time costs.

  Income taxes for 1996 were $20.1 million compared to $14.8 million for 1995.

  Excluding the Institutional Pharmacy Business, income taxes for 1996 were $9.7 million compared to $7.8 million for 1995.

  As a result of the foregoing, net income for 1996 was $32.7 million compared to $20.6 million for 1995, an increase of $12.1 million, or 58.7%.

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

  Excluding the Institutional Pharmacy Business, the Company's net revenues for 1995 were $639.8 million compared to $559.0 million for 1994, an increase of $80.8 million, or 14.5%. Of the foregoing change $33.4 million resulted from same store growth and $67.1 million resulted from acquisitions. The overall increase was partially offset by a $19.7 million decrease in revenues resulting from the divestiture of certain business units. Specialty medical revenues increased $64.9 million over the same period in 1994. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy).

  Operating expenses (excluding rent and property expenses) for 1995 were $669.5 million compared to $589.2 million for 1994, an increase of $80.3 million, or 13.6%. $92.6 million of the increase was attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided, and the duplicate Evergreen overhead incurred prior to the merger of the Company with Evergreen. On a same-store basis, operating expenses increased $29.2 million. The increases were partially offset by reduction of expenses of $41.5 million from facilities divested. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Excluding the Institutional Pharmacy Business, operating expenses (excluding rent and property expenses) for 1995 were $519.5 million compared to $457.0 million for 1994, an increase of $62.5 million, or 13.7%. Of the foregoing increase, $31.0 million was attributable to same-store increases in expenses and $51.0 million was attributable to acquisitions completed. These increases were partially offset by a reduction of expenses of $19.5 million from the divestiture of certain business units.

  Rent and property expenses for 1995 were $51.2 million compared to $44.3 million for 1994, an increase of $6.9 million, or 15.6%. This increase was primarily attributable to additional facilities operated and scheduled increases in rental expense, partially offset by the divestiture of certain business units.

  Excluding the Institutional Pharmacy Business, rent and property expenses for 1995 were $47.1 million compared to $41.5 million for 1994, an increase of $5.6 million, or 13.5%.

  Depreciation and amortization expenses for 1995 were $21.6 million compared to $16.4 million for 1994, an increase of $5.2 million, or 31.7%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired and additions to property and equipment, partially offset by depreciation and amortization expenses related to divested business units.

  Excluding the Institutional Pharmacy Business, depreciation and amortization expenses for 1995 were $16.9 million compared to $12.9 million for 1994, an increase of $4.0 million, or 31.0%.

  Interest expense and financing charges for 1995 were $27.1 million compared to $21.5 million in 1994, an increase of $5.6 million, or 26.0%. This increase was primarily due to interest on additional indebtedness incurred in connection with acquisitions, the issuance of $100 million of Senior Subordinated Notes and, to a lesser extent, borrowings to fund working capital.

  Excluding the Institutional Pharmacy Business, interest expenses and financing charges for 1995 were $26.6 million compared to $20.8 million for 1994, an increase of $5.8 million, or 27.9%.

  In 1995, the Company recorded a merger and other one-time costs charge of $11.8 million. Those costs include professional fees (legal, accounting and investment bankers) of $5.1 million, personnel costs (severance and relocation) of $3.2 million, a directors and officers policy of $0.5 million, other deferred acquisition costs of $1.1 million, a divestiture charge of $1.5 million for certain Evergreen facilities which do not fit the Company's strategy and another charge of $0.4 million relating to TeamCare converting Evergreen's pharmacy to their system. In 1994, the Company recorded a restructuring charge of $8.2 million in connection with a restructuring plan adopted by the Board of Directors in August 1994. See "Liquidity and Capital Resources."

  Income taxes for 1995 were $14.8 million compared to $13.5 million for 1994.

  Excluding the Institutional Pharmacy Business, income taxes for 1995 were $7.8 million compared to $5.8 million for 1994.

  As a result of the foregoing, net income for 1995 was $20.6 million compared to $24.3 million for 1994, a decrease of $3.7 million, or 15.2%.

  Excluding the Institutional Pharmacy Business, net income for 1995 was $10.2 million compared to $12.8 million for 1994, a decrease of $2.6 million, or 20.3%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity at December 31, 1996 was $14.5 million in cash and cash equivalents compared to $17.7 million at December 31, 1995, a decrease of $3.2 million. On August 5, 1996, the Company sold its entire interest in Alternative Living Services, Inc. ("ALS"), resulting in net proceeds to the Company of approximately $24.6 million and an approximate $18.0 million gain on the sale. The decrease in cash and cash equivalents was due primarily to an increase in accounts receivable offset by proceeds realized from the sale of ALS and working capital borrowing. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

  Accounts receivable at December 31, 1996 were $233.3 million compared to $173.1 million at December 31, 1995, an increase of $60.2 million or 34.8%. This increase was due to increases in revenues, systems conversion and acquisitions completed. The Company's accounts receivable include receivables from third-party reimbursement programs, primarily Medicaid and Medicare settlements. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois, where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. The Company accounts for such open cost reports by taking appropriate reserves to offset potential audit adjustments. Specialty medical services generally increase the amount of payments received on a delayed basis.

  Excluding the Institutional Pharmacy Business, accounts receivable at December 31, 1996 were $184.4 million compared to $135.3 million at December 31, 1995, an increase of $49.1 million.

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

  In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities, as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's estimated principal payments, cash interest payments, rent and property expense obligations for 1997 are approximately $83.2 million.

  Excluding the Institutional Pharmacy Business, the Company's estimated principal payments, cash interest payments, rent and property expense obligations for 1997 are approximately $81.7 million.

  The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. Total capital expenditures for the year ended December 31, 1996 were $32.4 million. The Company estimates that capital expenditures for the year ending December 31, 1997, will be approximately $35.0 million.

  Excluding the Institutional Pharmacy Business, total capital expenditures for the year ended December 31, 1996 were $27.2 million.

  The Company maintained a $150.0 million credit facility (the "Predecessor Credit Facility") with a syndicate of banks for whom First Union acted as lead bank, which was used for working capital, other general corporate purposes and acquisitions. In order to complete the Distribution, the Company replaced the Predecessor Credit Facility with a new credit facility in the aggregate amount of $300.0 million, with First Union and Chase each committing to $150.0 million (the "Credit Facility"). The Credit Facility consists of two components: a $200.0 million 5-year revolving credit facility (which includes a $40.0 million sub-limit for the issuance of standby letters of credit) and a $100.0 million 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75.0 million. The first $25.0 million of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. As of March 31, 1997, the Company had approximately $15.0 million, excluding letters of credit, outstanding under the working-capital sub-facility. The revolving credit portion of the Credit facility matures in February 2002. The term loan portion of the Credit Facility will be amortized in ten quarterly installments of $7.0 million each commencing in February 1999, thereafter increasing to $10.0 million per quarter. All remaining principal and accrued, unpaid interest shall be due and payable in full in February 2002. Interest on outstanding borrowing shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin. As of March 31, 1997, approximately $196.0 million was outstanding under the Credit Facility. On April 18, 1997, the Company amended the Credit Facility in order to provide the Company with greater flexibility to pursue potential acquisitions.

  In connection with the February 12, 1997 Distribution and Merger, the Company completed a tender offer for its 9 3/8% Senior Subordinated Notes due 2005 (the "9 3/8% Notes"), substantially all of which were purchased in the tender offer with funds provided by Vitalink. The remaining 9 3/8% Notes became obligations of Vitalink in connection with the Merger. Also in connection with the Distribution and Merger, the Company redeemed all of its outstanding 6 1/2% Convertible Debentures due 2003 (the "Convertible Debentures"). Accordingly, neither the 9 3/8% Notes nor the Convertible Debentures remain obligations of the Company following the Transactions.

  In April 1997, the Company agreed to pay the seller of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC") $5.4 million in settlement of a contingent earnout provision in the purchase agreement relating to the Company's 1994 acquisition of LTC. Pursuant to the Distribution Agreement, Vitalink is obligated to fund $2.5 million of this payment.

  The Company previously announced a pending acquisition with respect to the purchase of 18 nursing facilities and ancillary businesses from an affiliated group in the State of Alabama. While the Company continues to have discussions with the sellers, the Company at this time is unsure if the acquisition will be consummated. In the event that the acquisition is consummated, the Company will be required to obtain additional financing.

  The Company believes that its cash from operations, existing working capital and available borrowings under its line of credit together with the proceeds of this Offering will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above (other than the LCA Merger and Alabama acquisition), as well as to repay certain indebtedness when due. At this time the Company believes that any additional required financing could be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms or availability of additional financing in the future.

  In conjunction with a 1990 acquisition, the Company borrowed $15.0 million under a promissory note agreement with Health and Retirement Properties Trust ("HRPT"). The note is secured by mortgages on two facilities and 1,000,000 shares of HRPT common stock owned by the Company. The HRPT note had a balance of $8.7 million, with an interest rate of 13.75% at December 31, 1994. During 1995, the Company renegotiated the note with HRPT, whereby the principal balance of the promissory note was increased to $11.5 million, resulting in additional proceeds to the Company. Minimum interest on the note is 11.5% per year payable monthly in arrears. Additional interest is payable commencing on January 1, 1996, in an amount equal to 75% of the percentage increase in the Consumer Price Index, with certain defined limitations. Principal payments will begin two years after the date of the note on a 30-year direct reduction basis, with the remaining balance due December 31, 2010.

  The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. Subsequent to December 31, 1994, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installments. In addition, beginning January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for seven facilities expire in June 2006 and there are two 10 1/2 year renewal options. The Company has subleased six of the 24 facilities to unrelated parties.

  The Company is a beneficial owner of 1,000,000 shares of stock of HRPT, which are held in trust and pledged as collateral for the obligations of two of the Company's subsidiaries under mortgage notes and lease obligations with HRPT. The pledge agreement strictly limits the Company's ability to sell the shares until its obligations to HRPT are satisfied, which will not be until the year 2010. As a result, these shares cannot be sold to meet other financial obligations. In addition, such mortgage notes and lease obligations contain provisions that restrict, upon the occurrence of an event of default thereunder, the ability of such subsidiaries to make dividends, loans or advances to the Company. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the HRPT stock is carried at fair market value, with unrealized gains and losses reported as a separate component of equity. The Credit Facility contains restrictions on the ability of the Company to pay dividends to its shareholders upon the failure to satisfy certain financial covenants.

  The Company maintains a captive insurance subsidiary to provide reinsurance for its obligations under workers' compensation and general and professional liability plans. These obligations are funded with long-term, fixed income investments, which are not available to satisfy other obligations of the Company.

  Capital Resources. The Company believes that its cash from operations, existing working capital and available borrowings under the Credit Facility will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay any required indebtedness when due, and further expand GranCare's business. Also in connection with the Distribution and Merger, Vitalink assumed (as part of the Merger) certain items of the Predecessor's consolidated indebtedness aggregating approximately $108.0 million (which includes the Predecessor's obligations in respect of the 9 3/8% Notes). However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings, sale-leaseback financings or the sale of debt or equity securities, to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions. At this time, the Company believes that any additional required financing may be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms that are available of additional financing in the future.

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

  Both the Medicare and Medicaid programs operate under routine cost limits or targeted ceilings. These limits are usually adjusted on an annual basis utilizing numerous inflation indices. Each state can operate under a different index resulting in the adjustments to the targeted ceilings being different in each state. The Company cannot predict the level of the expected increase each year and each of these programs is subject to changes in regulation, retroactive rate adjustments and government funding which could adversely affect the amounts paid to the Company.

FORWARD LOOKING INFORMATION

  This document contains certain "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended concerning future operations of the Company. When used in this document, the words "anticipate," "believe," "estimate" and "'expect" and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements, including statements regarding intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those expressed in the forward-looking statements as a result of various factors, among others, the Company's ability to successfully integrate acquisitions, the Company's ability to manage growth, the difficulty of controlling health care costs and the Company's ability to comply with governmental and other regulations, laws and licenses. Specific reference is made to the risks and uncertainties described under "Risk Factors" in the Company's registration statement on Form S-1 (File No. 333-19091).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and the notes thereto are contained in pages F-1 through F-30 hereto and are incorporated herein by reference. Supplementary Financial Information is contained on page S-1 hereto and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The executive officers and directors of the Company, as well as their ages as of January 1, 1997, are listed below, followed by brief accounts of their business experience and certain other information.

 NAME                          AGE                   POSITION
 ----                          ---                   --------
 Gene E. Burleson.............  56 Chairman of the Board (Resigned as President
                                   and Chief Executive Officer effective
                                   February 12, 1997)
 M. Scott Athans..............  50 President, Chief Executive Officer and
                                   Director (Promoted effective February 12,
                                   1997)
 Charles M. Blalack...........  69 Director
 Antoinette Hubenette, M.D. ..  48 Director
 Joel S. Kanter...............  40 Director
 Ronald G. Kenny..............  41 Director
 Robert L. Parker.............  62 Director
 William G. Petty, Jr. .......  51 Director
 Edward V. Regan..............  66 Director
 Gary U. Rolle................  55 Director
 Evrett W. Benton.............  48 Executive Vice President, Chief
                                   Administrative Officer, General Counsel and
                                   Secretary
                                   Executive Vice President and Chief Financial
 Jerry A. Schneider...........  49 Officer--Treasurer
 Kay L. Brown.................  43 Senior Vice President and Director of
                                   Corporate Communications and Investor
                                   Relations (Resigned effective June 30, 1997)
                                   Senior Vice President, Chief Information
 Dennis J. Hansen.............  49 Officer
 Dennis G. Johnston...........  49 Senior Vice President, President of
                                   Cornerstone Health Management Company
 Aruna Poddatoori.............  42 Senior Vice President, Western Operations
                                   Senior Vice President, Director of Human
 Mark H. Rubenstein...........  51 Resources
                                   Senior Vice President, Director of Risk
 Richard J. Spinello..........  50 Management
 R. Jeffrey Taylor............  47 Senior Vice President, GCI Rehab
 Dennis W. Wheeler............  45 Senior Vice President, Eastern Operations
                                   Senior Vice President, Corporate Medical
 Frank E. Scott, D.O. ........  51 Director
 Keith J. Yoder...............  44 Senior Vice President, Controller and
                                   Treasurer (Resigned effective April 30, 1997)
                                   Vice President, Director of Materials
 Thomas J. Benes..............  43 Management
                                   Vice President, Director of Facility
 David R. Borchers............  45 Management
 James G. Burkhart............  32 Vice President, Operational Finance
                                   Vice President, Assistant General Counsel
 M. Henry Day, Jr. ...........  43 and Assistant Secretary
 Victoria A. Eberle...........  32 Vice President, Director of Tax
 Clark D. Hettinga............  32 Vice President, Assistant Controller
                                   (Promoted to Controller, effective May 1,
                                   1997)
                                   Vice President, Sales and Marketing
 Sandra L. Long...............  45 (Resigned effective July 15, 1997)
 Jeffrey L. Petersen..........  42 Vice President, Business Development
                                   Vice President, Director of Business
 Michael H. Rosen.............  47 Compliance and Controls
                                   Vice President, Collections and
 Robert E. Schmidt............  38 Reimbursement

  Gene E. Burleson has served as Chairman of the Board of the Company since January 1994 and has been a member of the Board since 1989. Additionally, Mr. Burleson served as President and Chief Executive Officer of the Company from December 1990 to February 1997. Upon completion of the Transactions, Mr. Burleson became Chief Executive Officer and a director of Vitalink. From 1974 to September 1989, Mr. Burleson was employed by American Medical International, Inc. ("AMI"), a provider of health care services, where from early 1988 to March 1989 he served as President while continuing his role as Chief Operating Officer, a position he assumed in 1986. Prior to serving as President of AMI, Mr. Burleson was President and Chief Executive Officer of American Medical International--European Operations for nine years. Mr. Burleson currently serves on the boards of directors of four other public companies: Alternative Living Services, Inc. ("ALS"), a developer and manager of assisted living facilities; Deckers Outdoor Corp., a footwear manufacturer; EquiMed, Inc., a medical practice management service and outsourcing company; and Walnut Financial Services, a provider of financial services.

  Charles M. Blalack became a director of the Company in March 1989. From March 1993 to the present, Mr. Blalack has been Chairman and Chief Executive Officer of Blalack & Company, a member of the National Association of Securities Dealers, Inc. ("NASD"). From September 1969 to March 1993, Mr. Blalack was Chairman of the Board and Chief Executive Officer of Blalack-Loop, Incorporated, a member of the NASD and a registered investment advisor. Mr. Blalack was a director of Beverly Enterprises, Inc. ("Beverly Enterprises"), the largest operator of long-term care facilities in the United States, from 1964 to 1975, and he currently serves on the board of directors of Advanced Micro Devices, Inc., a publicly held company.

  Antoinette Hubenette, M.D. became a director of the Company in April 1992. Dr. Hubenette is a medical doctor who specializes in internal medicine and geriatric care. Since 1982, Dr. Hubenette has been a partner with the Medical Group of Beverly Hills, and recently became the President of the group. In 1968, Dr. Hubenette received her bachelor's degree from the University of California, Berkeley, and in 1976 completed her M.D. at George Washington University. Currently, Dr. Hubenette serves on the board of directors of Cedars-Sinai Medical Care Foundation and is a member of several professional organizations, including the American Medical Association.

  Joel S. Kanter became a director of the Company in December 1990. Upon completion of the Transactions in February 1997, Mr. Kanter also became a director of Vitalink. From 1986 to the present, Mr. Kanter has been the President of Windy City, Inc., a private investment company, and from 1988 to February 27, 1995 he served as a consultant to Walnut Capital Corporation ("WCC"), a closely held investment management and advisory firm. From February 27, 1995 to the present, Mr. Kanter has served as the President of WCC and Walnut Financial Services. Prior to 1986, Mr. Kanter was Managing Director of the Investors' Washington Service, an investment advisory company specializing in providing advice to institutional clients about the impact of federal legislative and regulatory decisions on debt and equity markets. Mr. Kanter serves on the board of directors of five other publicly held companies, I-Flow Corporation (a home infusion pump manufacturer), TransGlobal Services, Inc. (an engineering personnel temporary firm), Walnut Financial Services, Inc. (a provider of small business financial and consulting services), Healthcare Acquisition Corp. (a corporation involved in acquiring healthcare related companies) and Osteoimplant Technology, Inc. (a manufacturer of shoulder and hip implant devices), and several privately held companies.

  Ronald G. Kenny became a director of the Company in July 1995 in connection with the Company's merger with Evergreen. Mr. Kenny served as a director of Evergreen from June 1993 up to the time of the Evergreen merger and currently serves as Executive Vice President of Huizenga Capital Management, a privately held investment management company, since 1990. Mr. Kenny was a director of National Heritage, Inc. ("NHI") from October 1992 to June 1993. Mr. Kenny serves on the board of directors of Alternative Living Services, Inc. ("ALS"), a public corporation that owns and manages assisted living facilities.

  Robert L. Parker became a director of the Company in July 1995 in connection with the Company's merger with Evergreen. Upon completion of the Transactions in February 1997, Mr. Parker became a director of Vitalink. Mr. Parker served as Chairman of the Board of Directors of Omega Healthcare Investors, Inc., a real estate investment trust ("Omega") from March 1992 to July 1995 and was a Managing Director of Omega Capital, Ltd., a private health care investment fund ("Omega Capital"), from 1986 to 1992. From 1972 through 1983, Mr. Parker was a senior officer of Beverly Enterprises. At the time of his retirement in 1983, Mr. Parker was Executive Vice President of Beverly Enterprises. Mr. Parker is a registered architect, licensed in California and Oklahoma. Mr. Parker continues to serve as a director of Omega and also serves as a director of First National Bank of Bethany, Oklahoma, a private commercial bank.

  William G. Petty, Jr. became a director of the Company in July 1995 in connection with the Company's merger with Evergreen. Since July 1, 1996, Mr. Petty has been a principal of Beecken, Petty & Company LLC, which is the general partner of Healthcare Equity Partners, a venture capital partnership. Mr. Petty served as Chairman of the Board of Directors, President and Chief Executive Officer of Evergreen from June 30, 1993 to July 1995. He served as Chairman of the Board, Chief Executive Officer and President of NHI from October 1992 to June 1993. From 1988 to 1992, he served as President and Chief Executive Officer of Evergreen Healthcare Ltd., L.P. ("EHL"), an affiliate of Evergreen, and has been a Managing Director of Omega Capital, Ltd., a private health care investment fund since 1986. Mr. Petty has been the Chairman of the Board of ALS since 1993. Mr. Petty also served as the Chief Executive Officer of ALS from 1993 until February 1996.

  Edward V. Regan became a director of the Company in January 1994. From 1979 to 1993, Mr. Regan served as New York State Comptroller. From 1992 to the present, Mr. Regan has been associated with the Jerome Levy Economics Institute, a non-partisan research center generating public policy alternatives through the study of economics. Mr. Regan is a member of the U.S. Competitiveness Policy Council. From 1988 to 1992, Mr. Regan was an adjunct professor at New York University's Stern Graduate School of Business. Mr. Regan currently serves on the board of directors of the Oppenheimer Funds, Inc. and River Bank America, a publicly held company and Offitbank, a professional money management firm and a publicly held company.

  Gary U. Rolle became a director of the Company in February 1994. Upon completion of the Transactions, Mr. Rolle became a director of Vitalink. From 1983 to the present, Mr. Rolle has been the Executive Vice President and Chief Investment Officer of Transamerica Investment Services, a subsidiary of Transamerica Corp., a financial services company. Mr. Rolle is currently the Chairman and President of Transamerica Income Shares, director of Transamerica Investors, Transamerica Occidental Life Insurance Company, Transamerica Life Insurance & Annuity, Transamerica Assurance Company, Transamerica Realty Services and Arbor Life Insurance Company and Chairman of Separate Account Funds B & C. Mr. Rolle is also a member of the Board of Trustees of Harvey Mudd College.

  M. Scott Athans has served as President, Chief Executive Officer and a director of the Company since February 1997. Mr. Athans joined the Company in November 1993 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Athans was the Chief Operating Officer of Healthfield Inc., a home health care business with operations in Georgia, Tennessee, Alabama, Massachusetts and Florida. From March 1990 to July 1991, Mr. Athans served as the Chief Executive Officer of the Georgia Baptist Medical Center. Prior to that, Mr. Athans spent six years as Senior Vice President and Regional Director of AMI.

  Evrett W. Benton joined the Company in January 1992 and shortly thereafter became Executive Vice President, General Counsel and Secretary. Mr. Benton became Chief Administrative Officer of the Company in February 1997. Prior to joining the Company, he was with a national law firm, Andrews & Kurth L.L.P., where he began his legal career in Houston in 1975. In 1989, he moved to the firm's Los Angeles office where he served as managing partner. His practice specialized in business law, with an emphasis on finance, mergers and acquisitions and general corporate law.

  Jerry A. Schneider joined the Company in January 1995 as Executive Vice President and Chief Financial Officer. Mr. Schneider served as President of J&K Alan Company, Ltd., London, England, an investment management company, from 1991 to 1994. From 1985 to 1991, Mr. Schneider was the Chief Financial Officer and Legal Counsel to Eugene V. Klein, dba Del Rayo Racing Stables, a major thoroughbred racing and breeding operation. Prior to 1985, he spent seven years as the Vice President of Taxes and International Chief Financial Officer of AMI.

  Kay L. Brown, resigned from the Company effective June 30, 1997. Prior to her resignation, she served as a Senior Vice President since February 1993 and Director of Corporate Communications and Investor Relations of the Company. From June 1992 through February 1993, Ms. Brown was Vice President, Home Health of the Company. Prior to joining the Company in 1992, Ms. Brown served as President and Chief Executive Officer of Visiting Nurse Associations of America ("VNAA"), the organization representing visiting nurse associations throughout the United States from December 1988 to June 1992. From February 1987 to December 1988, Ms. Brown was VNAA's Vice President and Chief Operating Officer.

  Dennis J. Hansen joined the Company in February 1993 as the Director of Reimbursement and in August 1993 became the Director of Reimbursement and Management Information Services. Currently, Mr. Hansen serves as Senior Vice President and Chief Information Officer. In January 1994, Mr. Hansen was promoted to Vice President and in January 1995 he became a Senior Vice President of the Company. Prior to joining the Company, Mr. Hansen spent ten years as the Corporate Vice President, Director of Reimbursement Services of AMI.

  Dennis G. Johnston joined the Company as President of Cornerstone in April 1995 and became Senior Vice President of the Company in July 1995. Mr. Johnston co-founded Cornerstone in 1990, and served as its President and Chief Executive Officer from 1990 to 1995. From 1984 to 1989, Mr. Johnston held various positions with the management subsidiary of Republic Health Corporation, including that of Senior Development Officer.

  Aruna Poddatoori became Senior Vice President, Western Operations, of the Company in January 1997 after having served as Vice President, Western Division Operations of the Company since October 1995. Ms. Poddatoori joined the Company in 1991 when the Company acquired certain facilities from ARA Living Centers where she served as Executive Director of Driftwood Health Care Center in Torrence, California.

  Mark H. Rubenstein became a Senior Vice President of the Company in January 1997. Prior to that, Mr. Rubenstein was employed by AMS for eleven years and joined the Company as Vice President, Director of Human Resources in connection with the acquisition of AMS in December 1990.

  Frank E. Scott, D.O. became a Senior Vice President of the Company in January 1997. Prior to this, he served as the Company's Executive Vice President of Clinical Affairs and National Medical Director since 1995. Since completing his fellowship in rheumatology and clinical immunology at Walter Reed Army Medical Center in 1983, Dr. Scott has served as a clinical professor at various medical universities and currently is on the teaching staff as an Associate Professor at the College of Osteopathic Medicine of the Pacific in Ponomo, California and at Kirksville College of Osteopathic Medicine, Kirksville, Missouri. Since 1985, Dr. Scott has maintained a private practice and served as President of the Southwest Arthritis Center in Phoenix, Mesa and Chandler, Arizona.

  Richard J. Spinello became a Senior Vice President in January 1996. Prior to this, he served as Vice President and Director of Risk Management and in various other capacities since joining the Company in 1991. Prior to joining the Company, Mr. Spinello was Director of both Professional Liability Claims and Loss Control at AMI.

  R. Jeffrey Taylor joined the Company in February 1996 as President of GCI Renal Care, Inc., became President of the Company's ancillary services division in November 1996 and was appointed Senior Vice President of the Company in January 1997. Prior to joining the Company, Mr. Taylor was Chief Executive Officer of American Outpatient Services Corporation, a dialysis company, from July 1995 to February 1996. From January 1992 to June 1994 he was President of Weisman, Taylor, Simpson & Sabatino, a health care merchant banking firm based in California. From 1982 through 1992 Mr. Taylor served in several executive capacities with AMI including General Counsel and Executive Vice President, Chief Administrative Officer.

  Dennis W. Wheeler joined the Company in 1992 when the Company acquired International Health Care Management, Inc., where he was Director of Operations. Following the acquisition, he was appointed as the Company's director of operations for Georgia and South Carolina when the Company expanded into those markets. Mr. Wheeler was elected Senior Vice President, Eastern Operations, of the Company in January 1997.

  Keith J. Yoder resigned from the Company effective April 30, 1997. Mr. Yoder joined the Company in July 1995 as Senior Vice President, Controller and Treasurer. He previously served as Vice President, Chief Financial Officer of Evergreen since January 1992, Secretary of Evergreen since June 1993 and as Treasurer of Evergreen since December 1993. He served as Vice President of NHI from December 1992 to June 1993 and as the Chief Financial Officer and Secretary of NHI from January 1993 to June 1993. Prior to joining Evergreen, Mr. Yoder served as Area Controller for ARA from 1989 to 1992.

  Thomas J. Benes joined the Company in March 1995 as Director of Materials Management. In January 1996, Mr. Benes was promoted to Vice President. Prior to joining the Company, Mr. Benes served in several capacities with Main Line Health, Inc. from 1987 to 1994.

  David R. Borchers joined the Company in November 1993, as Director of Facility Management, and became Vice President in January 1995. Prior to joining the Company, Mr. Borchers served as Vice President of Facilities Development and Engineering for Dole Food Company since 1988.

  James G. Burkhart joined the Company in May 1996 as Chief Financial Officer of TeamCare and became Vice President in January 1997. Prior to joining the Company, Mr. Burkhart served as Senior Vice President of Finance of Community Care of America from 1995 to 1996. Prior to this, Mr. Burkhart served as Executive Vice President and Chief Financial Officer of Nationwide Care from 1993 to 1995. Prior to 1993, Mr. Burkhart worked for the accounting firm of Ernst & Young LLP for seven years.

  M. Henry Day, Jr. became a Vice President of the Company in January 1996. Prior to this, he served as Assistant General Counsel and Assistant Secretary of the Company since September 1994. Before joining the Company, Mr. Day was General Counsel of Life Care Centers of America, Inc., a privately-owned Cleveland, Tennessee based long-term healthcare provider.

  Victoria A. Eberle joined the Company in January 1992 as Corporate Tax Manager and became Vice President in January 1994. Prior to joining the Company, Ms. Eberle worked for the accounting firm of Deloitte & Touche LLP for five years.

  Clark D. Hettinga was elected Vice President in January 1996 and was promoted to Vice President-Controller effective May 1, 1997. Previously, Mr. Hettinga served as Director of Accounting, Assistant Controller, Director of Financial Reporting and Corporate Reporting and SEC Compliance Supervisor for the Company from 1992 to present. From 1989 to 1992, Mr. Hettinga was an auditor with Ernst & Young LLP in Milwaukee, Wisconsin.

  Sandra L. Long resigned from the Company effective July 15, 1997. Ms. Long became Vice President, Sales and Marketing of the Company in October 1995 after serving as Director of Operations--Midwest Region since 1993. Previously, Ms. Long served as the Executive Director of The Shores Transitional Care and Rehabilitation Institute during 1992 and 1993.

  Jeffrey L. Petersen became a Vice President of the Company in January 1997. Previously, Mr. Petersen served as Director of Acquisitions and Facility Development since 1995. In 1994, Mr. Petersen served as a consultant to the Acquisition Department of the Company. Prior to joining the Company, Mr. Petersen served as the General Partner of RPR Partnership 1, a real estate partnership, and was a medical practice management consultant for 15 years.

  Michael H. Rosen joined the Company in October 1991 as Controller. In January 1994 he was promoted to Vice President of the Company. In 1995, Mr. Rosen became Director of Business Compliance and Controls.

  Robert E. Schmidt became a Vice President of the Company in January 1997. Prior to this, he served as Vice President, Operational Finance of the Company's facilities division since August 1995. Prior to this, he served as Vice President--Corporate Controller for Transitional Health Services during 1995. Before joining Transitional Health Services, Mr. Schmidt served in various capacities at MedRehab, Inc., the country's largest privately held medical rehabilitation company, from 1990 to 1994.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and greater than ten percent shareholders to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required to provide to the Company a copy of each such report they file with the SEC.

  To the Company's knowledge, based solely on a review of the copies of such reports provided to the Company and written representations that no other reports were required, during 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with, except that two reports relating to the purchase of stock were filed late by Dennis J. Hansen and Helayne O'Keiff, each an officer of the Company. All such transactions were later reported on Form 3, Form 4 or Form 5 filings.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

  The Company's compensation program for its non-employee directors is identical to the compensation program maintained prior to the Transactions. Under this program, each non-employee director receives cash and restricted stock and option awards.

 Stock Awards

  The compensation plan that the Company maintains for its non-employee directors (the "Directors Plan") provides for the automatic annual grant of shares of common stock to each non-employee director. The number of shares of common stock issued to each non-employee director will equal the result obtained by dividing 12,000 by the fair market value of the shares of common stock on the first trading day in April 1997 (the "Effective Date"). On the third anniversary of the Effective Date of the Directors Plan and each third anniversary thereafter, the denominator of the formula will be revised so that it equals the fair market value of the common stock on the first trading date in April of such year. Prior to the consummation of the Transactions, the plan maintained by the Predecessor for the benefit of its non-employee directors (the "Old Directors Plan") provided for the automatic annual grant to each non-employee director of a number of shares of the Predecessor's common stock equal to the result obtained by dividing 12,000 by $15.00 (which approximates the fair market value of the Predecessor's common stock on the date the Old Directors Plan was approved by the board of directors of the Predecessor).

 Option Awards

  Under the Directors Plan, each non-employee director also receives options to purchase 15,000 shares of common stock upon his or her initial appointment as a director and receives options to purchase an additional 6,000 shares of common stock at each of the next two annual meetings of stockholders. After a non-employee director has received options to purchase 27,000 shares of common stock, he or she will then receive options to purchase an additional 2,000 shares of common stock at each succeeding annual meeting of stockholders. The exercise price of all of such options will be the fair market value of the common stock on the date of grant (or a higher price, as determined by the Committee) and such options will vest in equal annual increments over a three year period.

  In the event of the death or disability of a non-employee director while serving as a member of the Board of Directors, or upon the occurrence of a "change in control" (as defined in the Directors Plan) of the Company, all outstanding options granted under the Directors Plan vest and become immediately exercisable. Each option expires ten years from the date of grant, but expires earlier to the extent not vested upon the cessation of a non-employee director's service on the Board of Directors for reasons other than death or disability.

 Cash Awards

  The non-employee directors also receive annual cash compensation of $12,000 consisting of four payments of $3,000 each for each of the four regularly scheduled Board Meetings attended. Each non-employee director also receives $1,000 per day for committee meetings attended on a date when a regular board meeting or retreat is not also scheduled.

COMPENSATION OF EXECUTIVE OFFICERS

  The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer for the fiscal years ended December 31, 1994, 1995 and 1996. The titles listed below for the named individuals are their titles as of December 31, 1996.

                      COMPANY SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                  ANNUAL COMPENSATION                         COMPENSATION
                                               -----------------------------                  ------------
                                                                 OTHER          SECURITIES     ALL OTHER
                                   SALARY      BONUS             ANNUAL         UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  ($)(1)       ($)         COMPENSATION ($) OPTIONS/SARS (#)    ($)(2)
---------------------------  ---- --------     --------     ---------------- ---------------- ------------
Gene E. Burleson.........    1996 $430,000     $     --         $     --          56,760(3)     $ 25,234(4)
 Chairman of the Board,
  Chief                      1995  385,000           --               --              --          65,263
 Executive Officer and
  President                  1994  350,000           --          180,542(5)           --          66,933
M. Scott Athans..........    1996 $350,000     $     --         $     --          28,000(3)     $ 16,769(6)
 Executive Vice President
  and                        1995  330,000           --               --              --          55,756
 Chief Operating Officer     1994  300,000           --               --              --          13,312
Evrett W. Benton.........    1996 $350,000     $     --         $     --          28,000(3)     $ 13,556(7)
 Executive Vice Presi-
  dent,                      1995  330,000           --               --(8)           --          33,163
 General Counsel and Sec-
  retary                     1994  300,000           --               --              --          32,657
Jerry A. Schneider.......    1996 $275,000     $     --         $     --          22,000(3)     $ 13,073(9)
 Executive Vice President
  and                        1995  239,583(10)       --           34,375(11)     125,000(12)      13,417
 Chief Financial Officer     1994      --            --               --              --             --
Donald D. Finney(13).....    1996 $240,000     $     --         $     --          15,600(3)     $293,989(14)
 Senior Vice President
  and                        1995  217,405(15)       --               --          25,000(16)       1,227
 President of Long Term      1994  189,035(17)  119,843(17)           --          42,004(17)       1,169(17)
  Care Division

--------
(1) The Company has a deferred compensation program (the "Deferred Compensation Program") that is applicable to compensation paid or payable to eligible employees of the Company. Under such program the Company may elect to match a portion of any compensation amounts deferred. Deferred salary amounts are reported in this table under the "Salary" column and matching amounts paid or accrued are reported in this table under the "All Other Compensation" column.
(2) The amounts shown in this column include the Company's contributions in respect of the Company's profit sharing plan (the "Profit Sharing Plan"); all non-union employees who have completed two years of employment with the Company can participate in the Profit Sharing Plan. The Company makes an annual contribution to the Profit Sharing Plan in an amount equal to 2% of each participating employee's salary for the previous year, plus an additional 2% of any portion of the employee's salary that exceeds one-half of the social security wage base, subject to certain limitations. Amounts shown also include the Company's payment in respect of the Company's 401(k) Plan; all non-union employees who have completed one year of employment with the Company can participate in the 401(k) Plan. Eligible employees may contribute from 1% to 15% percent of their salary to the 401(k) Plan, subject to certain limitations. The Company contributes a matching amount each year to the 401(k) Plan equal to 25% of the first 4% of each participant's contribution for that year. This column also includes benefits to the Company's officers relating to premiums paid by the Company with respect to the Executive Split Dollar Life Insurance Plan and long-term disability insurance, for which only the Company's officers are eligible and Group Life Term Insurance, which is provided to all of the Company's employees ("Group Term Life Insurance"). The Executive Split Dollar Life Insurance Plan became effective in fiscal year 1993 and provides that premiums are returned to the Company upon termination of each policy.

(3) Represents stock options granted on January 23, 1996 at an exercise price of $14.75.
(4) Represents the Company's contribution of $1,215 to the 401(k) Plan and $5,388 to the Profit Sharing Plan, $47 for Group Term Life Insurance and $11,892 for long-term disability insurance. Also includes $6,692 under the Executive Split Dollar Life Insurance Plan. The amount of benefit received under the Executive Split Dollar Life Insurance Plan was determined by subtracting the total premiums paid under the Plan during 1996 ($11,100) from the increase in the cash surrender value of the Plan from December 31, 1995 to December 31, 1996 ($17,792).
 (5) Represents $162,542 in relocation expense and $18,000 in car allowance.
 (6) Represents the Company's contribution of $1,286 to the 401(k) Plan, $1,823 pursuant to the Company's Deferred Compensation Program, $47 for Group Term Life Insurance and $12,886 for long-term disability insurance. Also includes $727 under the Executive Split Dollar Life Insurance Plan. The amount of benefit received under the Executive Split Dollar Life Insurance was determined by subtracting the total premiums paid under the Plan during 1996 ($17,400) from the increase in the cash surrender value of the Plan from December 31, 1995 to December 31, 1996 ($18,127).
 (7) Represents the Company's contribution of $1,286 to the 401(k) Plan and $5,388 to the Profit Sharing Plan, $47 for Group Term Life Insurance and $6,845 for long-term disability insurance. Does not include any amounts under the Executive Split Dollar Life Insurance Plan as the premiums paid under the Plan during 1996 ($17,800) exceeded the increase in the cash surrender value of the Plan from December 31, 1995 to December 31, 1996 ($17,311).
 (8) Mr. Benton received certain benefits in 1995 that are properly not reflected in this table. For a description of these benefits, see "Certain Relationships and Related Party Transactions."
 (9) Represents the Company's contribution of $1,100 to the 401(k) Plan, $47 for Group Term Life Insurance, $8,888 for long-term disability insurance and the Company's contribution of $3,038 to the Company's Deferred Compensation Program. Does not include any amounts under the Executive Split Dollar Life Insurance Plan as the premiums paid under the Plan during 1996 ($54,400) exceeded the increase in the cash surrender value of the Plan from December 31, 1995 to December 31, 1996 ($37,474).
(10) Mr. Schneider joined the Company in January 1995 and his salary for 1995 reflects a partial year of service.
(11) Represents $20,000 paid to Mr. Schneider in respect of relocation expenses and $14,375 in respect of Mr. Schneider's car allowance.
(12) Represents stock options granted on January 27, 1995 at an exercise price of $15.75 per share.
(13) Resigned effective January 1, 1997.
(14) Represents the Company's payment of premiums of $47 for Group Term Life Insurance, $2,442 for long-term disability insurance and the Company's contribution of $1,500 to the 401(k) Plan. Also includes $290,000 paid to Mr. Finney in connection with the termination of his employment agreement with Evergreen HealthCare, Inc. ("Evergreen") in July 1995. Mr. Finney received this termination payment in 1996 upon his execution of an employment agreement with the Company. Does not include any amounts under the Executive Split Dollar Life Insurance Plan as the premiums paid under the Plan during 1996 ($23,717) exceeded the increase in the cash surrender value of the Plan from December 31, 1995 to December 31, 1996 ($14,390).
(15) Mr. Finney became an employee of the Company on July 21, 1995 in connection with the merger with Evergreen, which was treated as a pooling of interests for financial reporting purposes. Represents $98,436 received from the Company after the merger with Evergreen and $118,969 received from Evergreen prior to such merger. The amounts shown for the years 1993 and 1994 were paid entirely by Evergreen.
(16) Represents stock options granted on July 21, 1995 at an exercise price of $17.25.
(17) Represents amounts and options paid by Evergreen, the acquisition of which was treated as a pooling of interests for financial reporting purposes.

 Employment Agreements

  Messrs. Athans, Benton and Schneider all had employment agreements with the Predecessor. All such employment agreements contain change in control provisions that were triggered in connection with the Transactions. Accordingly, Messrs. Athans, Benton and Schneider are each entitled to receive three years compensation, or $1,050,000, $1,050,000 and $825,000, respectively. Messrs. Athans, Benton and Schneider are currently evaluating their new employment agreements with the Company which, if executed, will waive the rights of Messrs. Athans, Benton and Schneider to these change in control payments.

  The Management Compensation Committee (the "Committee") has established Messrs. Athans', Benton's and Schneider's salaries at $415,000, $385,000 and $305,000 for 1997, although such amounts are not currently embodied in employment agreements with the Company, In addition, the Committee contemplates entering into a consulting agreement with Mr. Burleson pursuant to which Mr. Burleson will receive $100,000 annually in order to obtain his assistance in transitioning control of the Company to a new Chief Executive Officer.

  Mr. Finney no longer has an employment agreement with the Company. Mr. Finney resigned effective January 1, 1997 and was paid $240,000 in connection with such resignation (one year's compensation). In connection with such resignation, the Company permitted Mr. Finney to retain his rights under the shareholder value program and his options, all of which rights vested in connection with the Transactions.

STOCK OPTIONS

  The following tables provide information on options to purchase Company Common Stock granted to the executive officers named in the Summary Compensation Table above since December 31, 1995 and summarize the value of Company Options held by the executive officers named in the Summary Compensation Table as of December 31, 1996. As a result of the Transactions, each option to purchase the common stock of the Predecessor became an option to purchase 0.478 of a share of Vitalink common stock and an option to purchase one share of common stock of the Successor.

            AGGREGATED OPTION/SAR EXERCISES SINCE DECEMBER 31, 1995
             AND VALUE OF PREDECESSOR OPTIONS AT DECEMBER 31, 1996

                                                      NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                      SECURITIES UNDERLYING         IN-THE-MONEY
                                                         OPTIONS/SARS AT           OPTIONS/SARS AT
                           SHARES                      FISCAL YEAR-END(2)     FISCAL YEAR-END($)(2)(3)
                         ACQUIRED ON     VALUE      ------------------------- -------------------------
NAME                     EXERCISE(#) REALIZED($)(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- -------------- ----------- ------------- ----------- -------------
Gene E. Burleson........        0        $    0       158,000      136,760    $  859,000    $547,375
Evrett W. Benton........        0             0       190,000       88,000     1,216,250     365,000
M. Scott Athans.........    2,000         1,000       163,000       88,000       753,875     365,000
Jerry A. Schneider......        0             0        59,895       87,105       127,277     207,098
Donald D. Finney(4).....        0             0        59,715       31,746       358,562      58,841

--------
(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date minus the exercise price.
(2) All outstanding options become exercisable as a result of the Distribution and Merger. See "The Distribution--Consummation of the Distribution; Treatment of Company Stock Options."
(3) Calculated on the basis of the closing price of the underlying securities on December 31, 1996 ($17.875 per share) minus the exercise price.
(4) Resigned effective January 1, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                        POTENTIAL REALIZABLE
                                                                          VALUE AT ASSUMED
                                                                           ANNUAL RATES OF
                                                                             STOCK PRICE
                                                                          APPRECIATION FOR
                                  INDIVIDUAL GRANTS                          OPTION TERM
                         -----------------------------------            ---------------------
                          NUMBER OF
                          SECURITIES
                          UNDERLYING   % OF TOTAL  EXERCISE
                         OPTIONS/SARS OPTIONS/SARS  OR BASE
                           GRANTED     GRANTED IN    PRICE   EXPIRATION
NAME                        (#)(1)    FISCAL YEAR  ($/SH)(1)    DATE      5% ($)     10% ($)
----                     ------------ ------------ --------- ---------- --------- -----------
Gene E. Burleson........    56,760(2)     14.1%     $14.75    1/23/06   $ 526,732 $ 1,334,427
 1996
Evrett W. Benton........    28,000(2)      7.0       14.75    1/23/06     259,840     658,280
 1996
M. Scott Athans.........    28,000(2)      7.0       14.75    1/23/06     259,840     658,280
 1996
Jerry A. Schneider......    22,000(2)      5.5       14.75    1/23/06     204,160     517,220
 1996
Donald D. Finney(3).....    15,600(2)      3.9       14.75    1/23/06     144,768     366,756
 1996

--------
(1) In connection with the Transactions, the exercise price of the Predecessor's options was adjusted by allocating 38.432% of the exercise prices set forth above to Company options and allocating 61.568% of the exercise prices set forth above to Vitalink options. The information set forth below reflects Predecessor options prior to the Transactions.
(2) Represents options granted January 23, 1996.
(3) Resigned effective January 1, 1997.

             LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

  The Senior Executive Shareholder Value Program for the Predecessor's senior level executive officers and the Shareholder Value Program for all other executive officers and employees (collectively, the "Shareholder Value Program") were adopted by the Board of Directors in January 1996 and approved by the shareholders at the 1996 annual meeting. The Shareholder Value Program provided for the payment of cash incentives based upon the performance of the Company over a three year performance period vis-a-vis a peer group and the S&P 500. After the performance period, the value of each unit was to be determined by comparing the Predecessor's stock price to the stock prices of the companies comprising the peer group and S&P 500. At the threshold level (fiftieth percentile), each unit was worth $500. At the superior level (ninetieth percentile), each unit was worth $3,000. The Shareholder Value Program vested upon consummation of the Transactions.

  Upon consummation of the Transactions, each of the named executive officers received payment under the Senior Executive Shareholder Value Program at the superior level, resulting in payments of $852,000, $420,000, $420,000, $330,000 and $234,000 to Messrs. Burleson, Athans, Benton, Schneider and Finney, respectively, and all other plan participants received, in the aggregate, approximately $2.2 million.

                REPORT OF THE MANAGEMENT COMPENSATION COMMITTEE

  The compensation of the Company's Executive Officers is determined and administered by the Management Compensation Committee of the Board of Directors (the "Committee"), which is composed entirely of outside Directors. In making its decisions, the Committee has strived to maintain the philosophy that executive compensation should be competitive and consistent with that provided to other executives in for-profit major health care management companies while at the same time should be structured so as to enhance shareholder value. The Committee believes that this philosophy serves the goals of enabling the Company to attract and retain qualified Executives critical to the Company's long-term success and motivating the Company's Executives to attain the Company's performance goals and strategic objectives.

  Accordingly, the Committee, following the Transactions, determined to implement a compensation program consisting of a base salary in line with industry averages, annual cash incentive awards and long term incentive awards consisting of the annual grant of stock option awards and stockholder value units. This compensation program mirrors the compensation program of the Predecessor. Additionally, the annual incentive awards will only be paid to the Company's Executive Officers, senior management and key employees if the Company attains certain levels of operating results which, in turn, will also benefit the Company's shareholders.

BASE SALARY STRUCTURE AND SALARY ADJUSTMENTS

  Externally competitive and internally equitable base salary ranges were established for Executive Officers, senior management and other senior professional positions (the "Base Salary Range"). Information regarding salaries for comparable companies was obtained through a comprehensive compensation survey, analysis and recommendation by KPMG Peat Marwick LLP ("KPMG"). The recommendation was supplemented by information from published survey sources relating to senior professional positions. Additionally, each position was evaluated to determine such position's level of responsibility and potential to impact operating results.

  A salary structure was then established composed of ten salary range tiers and all senior employment positions were assigned to one of the tiers based upon the external compensation survey data and the internal worth analysis, discussed above. Each tier corresponds to a Base Salary Range, which has a 50% spread from its minimum to its maximum. Midpoints are closely aligned with the "median" levels indicated in the aforementioned industry survey conducted by KPMG. The Committee then examined the individual contributions the various individuals had made in the past to the success of the Company.

  As a consequence of the aforementioned process, all of the Named Executive Officers continuing their employment with the Company received upward salary adjustments from the salaries that they received from the Predecessor.

  In the case of the Chief Executive Officer ("CEO"), Mr. Athans' base salary was raised from $350,000 to $415,000. This represented an increase from Mr. Athans former salary when he served as Chief Operating Officer of the Company. The Base Salary Range established for the CEO position has a minimum of $380,000, a midpoint of $475,000, and a maximum of $570,000. The new salary for the CEO is within the first quartile of this range. The Committee also gave significant consideration to its assessment of the CEO's past-contribution (while serving as COO) to the continued growth and operating results of the Company during the fiscal year ended December 31, 1996. The Committee determined that Mr. Athans' performance in all aspects of his job as COO enabled the Company to further its strategic and operational goals and that this also warranted the increase in his base salary.

ANNUAL INCENTIVES

  The Annual Incentive Plan is intended to promote the attainment of financial objectives at the corporate level and realize budgeted performance improvements at the operating unit level, reinforce a strong pay-for-performance relationship and provide opportunities for above average annual incentive compensation for operating results that meet or exceed the Company's high performance standards.

  The performance measure for Annual Incentives is based upon the Company's attaining a pre-determined level of earnings per share at the corporate level and attaining a pre-determined level of earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) at divisional, regional and facility levels. The Committee believes that fulfilling EPS expectations is the most essential short-term object for those having corporate responsibilities. It also is simple for participants, members of the Company's Board of Directors and the investment community to understand and is a prevalent performance measure in the healthcare management industry.

  Each year the CEO recommends and the Committee reviews and determines a target, threshold and superior EPS goal at the corporate level, which are used to determine whether an Annual Incentive has been earned. In establishing the pre-determined EPS goals consideration is given to business plan goals, past performance, peer company performance and investment community expectations. Upon the attainment by the Company of these performance goals, a participant will receive a stated percentage of base salary depending upon such participant's responsibility tier level and the EPS goal attained by the Company. The Committee also considers the individual's performance contribution in making bonus awards. No awards were paid under the Annual Incentive Plan at the corporate level for fiscal 1996 because the Company did not meet its aggressive EPS objectives.

LONG-TERM INCENTIVES

  The long-term component of the Company's executive compensation program consists of an annual grant of stock options under the Company's 1996 Stock Incentive Plan and an annual grant of stockholder value units under the Company's Stockholder Value Program. Stock options are granted at fair market value at the time of grant. The number of options granted is typically based on a percentage of an Executive Officer's base salary, although the Committee retains the ability to increase or decrease the number of options granted.

  The Stockholder Value Program is designed to link long-term incentive awards to the Company's performance. Participants in the Stockholder Value Program are the officers and other employees of the Company nominated by the Committee. The Stockholder Value Program is intended to reward participants based upon the Company's relative total shareholder return ("TSR"). In order to receive an award, the Company's TSR must be in the upper half of the defined comparison group over a specified three-year period. The Stockholder Value Program replaces the shareholder value program that was in effect for the officers of the Predecessor and the terms of the Stockholder Value Program are similar in all material respects to the terms of the Predecessor's shareholder value program.

  The Annual Incentive Plan and the Stockholder Value Program also permit participants to convert their annual cash bonus and stockholder value unit cash awards to restricted stock valued at 117% of the surrendered cash compensation. If a participant makes this election, the restricted stock received pursuant thereto will vest three years from the date such stock is awarded. Thus, the participant must remain an employee during the three years immediately following the date of grant. Termination before the three year period is completed will result in forfeiture of the entire restricted stock grant except in the event that the termination is by the Company without cause, the result of death, total disability, retirement or a change in control.

                                    ******

  The Committee hopes this detailed report will help our shareholders better understand the Company's Executive compensation program, the decisions and activities of the Committee and the Company's commitment to a pay-for-performance compensation philosophy.

  This Management Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 (the "Securities Act") or under the Securities Exchange Act of 1934 (the "Exchange Act"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such act.

MANAGEMENT COMPENSATION COMMITTEE

Gary U. Rolle (Chairman)
Charles M. Blalack
Antoinette Hubenette, M.D.
Robert L. Parker

                         STOCK PRICE PERFORMANCE GRAPH

  The following graph compares the yearly percentage change of the cumulative total shareholder return of the Predessor's common stock with the cumulative total return of the Standard & Poor's ("S & P") 500 and the S & P Healthcare Composite indices over the period from December 31, 1991 through December 31, 1996 and February 8, 1996. This graph assumes an initial investment of $100. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future price performance of the Company's common stock.

  In July 1993 the Predecessor listed its common stock on the New York Stock Exchange ("NYSE") and on February 12, 1997 the Predecessor's common stock ceased trading on the NYSE. Accordingly, the last date reflected on the below graph for the Predecessor's common stock is February 12, 1997. The Company's common stock commenced trading on the NYSE on February 13, 1997 under the symbol "GC."

                         [GRAPH APPEARS HERE]


               COMPARISON OF 62 MONTH CUMULATIVE TOTAL RETURN*
   AMONG THE PREDECESSOR, S&P 500 INDEX AND THE S&P HEALTH CARE SECTOR INDEX


Measurement period      Measurement PT -
(Fiscal Year Covered)   12/91              FYE 12/92    FYE 12/93    FYE 12/94   FYE 12/95   FYE 12/96   212/97**   2/97
---------------------   ----------------   ---------    ---------    ---------   ---------   ---------   --------   -----
PREDECESSOR             $100               $169          $142          $137       $165        $203        $155
S&P 500 INDEX           $100               $108          $118          $120       $114        $140                   $217
S&P HEALTH CARE
  SECTOR INDEX          $100               $ 84          $ 77          $ 87       $137        $165                   $188

------------------
 * $100 invested on 12/31/91 in stock or index -- including reinvestment of dividends. Fiscal year ending December 31.
** Date of merger of Predecessor with and into VitaLink.


  The above graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  For the Company's fiscal year ended December 31, 1996, Messrs. Blalack, Rolle and Parker and Dr. Hubenette were the members of the Company's Management Compensation Committee. None of the directors of the Company had any "interlock" relationship to report during the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 31, 1997, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Securities Exchange Act of 1934) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company's directors and nominees for director, (c) the Company's officers named in the Summary Compensation Table set forth hereinabove and (d) all directors and executive officers of the Company as a group.

                                                        NUMBER OF
                                                          SHARES     PERCENTAGE
           BENEFICIAL OWNER                              OWNED(1)     OWNED(1)
           ----------------                            ------------  ----------
Wellington Management Company
 75 State Street
 Boston, Massachusetts 02109..........................  1,615,776(2)     6.8%
Gene E. Burleson
 Chairman of the Board................................    867,060(3)     3.6%
Charles M. Blalack
 Director.............................................     61,014(4)       *
Antoinette Hubenette, M.D.
 Director.............................................     24,800(5)       *
Joel S. Kanter
 Director.............................................    315,010(6)     1.3%
Ronald G. Kenny
 Director.............................................     55,937(7)       *
Robert L. Parker
 Director.............................................    219,962(8)     1.0%
William G. Petty, Jr.
 Director.............................................    665,981(9)     2.8%
Edward V. Regan
 Director.............................................    22,800(10)       *
Gary U. Rolle
 Director.............................................   172,800(11)       *
M. Scott Athans
 Executive Vice President and Chief Operating Offi-
 cer..................................................   255,000(12)     1.1%
Evrett W. Benton
 Executive Vice President, General Counsel and Secre-
 tary.................................................   292,130(13)     1.2%
Jerry A. Schneider
 Executive Vice President and Chief Financial Offi-
 cer..................................................   154,500(14)       *
All directors and executive officers as a group (33
 persons)............................................. 3,612,544(15)    15.2%

--------
*   Less than 1%.
 (1) In determining the number of issued and outstanding shares of the Company as of January 1, 1997, the Company Common Stock obtainable upon conversion of the outstanding common stock of Evergreen and National Heritage, Inc., a predecessor of Evergreen, have been assumed to be shares of issued and outstanding Company Common Stock. In addition, the number of shares of New GranCare Common Stock outstanding following the Distribution include all Company Options, which vest upon a Change in Control. Except as otherwise indicated, each of the persons included in the table above has sole voting and investment power over the shares owned except as to the rights of his or her spouse under applicable community property laws.

 (2) Wellington Management Company ("WMC") is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. As of January 1, 1997, WMC, in its capacity as investment adviser, may be deemed to have beneficial ownership of 1,615,776 shares that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. As of January 1, 1997, WMC had voting power and investment power as follows:

      Sole Voting Power:          0 shares
      Shared Voting
       Power:               658,276 shares
      Sole Investment
       Power:                     0 shares
      Shared Investment
       Power:             1,615,776 shares

 (3) Includes 294,760 which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
 (4) Includes 24,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
 (5) Includes 24,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
 (6) Includes 24,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options. Also includes 47,400 shares owned by Windy City, Inc, 200,000 shares owned by Walnut Capital Corporation and 40,110 shares owned by the Kanter Family Foundation. Mr. Kanter serves as President and Director of such companies. In addition, the number includes 400 shares held by the Ricki Kanter IRA, 1,050 shares owned by 21 Club Trust I, 150 shares owned by 21 Club Trust II and 100 shares owned by 21 Club Trust III. The beneficiaries of such trusts are Mr. Kanter's minor children. Mr. Kanter has shared voting and investment powers in the shares held by such corporations, such foundation and such trusts. Mr. Kanter disclaims beneficial ownership of such shares.
 (7) Includes 16,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options. Also includes 4,560 shares held by trusts for the benefit of Mr. Kenny's children. Mr. Kenny has no voting or investment power over such shares and disclaims beneficial ownership of such shares. In addition, 387 shares are held by the Ronald Kenny IRA over which Mr. Kenny has sole voting and investment power.
 (8) Includes 16,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options. Also includes 13,438 shares of Common Stock held by the Parker Charitable Trust of 1991. Mr. Parker has shared voting and investment power with respect to such shares and disclaims beneficial ownership of such shares.
 (9) Includes 103,740 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options. Also includes 415,147 shares held by a trust of which Mr. Petty is a beneficiary. Also includes 150,894 shares owned by Mr. Petty's wife, over which Mr. Petty has shared voting and investment power. Mr. Petty disclaims beneficial ownership of shares. Also includes 62,430 shares held by trusts for the benefit of Mr. Petty's children over which Mr. Petty has shared voting and investment power. Mr. Petty disclaims beneficial ownership of such shares.
(10) Includes 22,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
(11) Includes 22,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options. Also includes 150,000 shares of Common Stock owned by Transamerica Investment Services ("Transamerica"). Mr. Rolle is the Chief Investment Officer of Transamerica and in such capacity, he has voting and management authority over such shares.
(12) Includes 251,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
(13) Includes 278,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
(14) Includes 147,000 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.
(15) Includes 1,912,111 shares which may be acquired within 60 days after January 1, 1997, pursuant to the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

VITALINK

  In connection with the Transactions, Manor Care, Inc. ("Manor Care") (the owner of approximately 82% of the Vitalink common stock prior to the Transactions and the owner of approximately 45% of the Vitalink common stock immediately after the consummation of the Transactions), Vitalink and the Company entered into a Non-competition Agreement whereby Manor Care and the Company agreed not to engage in the institutional pharmacy business within the United States prior to February 12, 2000 except temporarily in connection with future acquisitions of skilled nursing businesses that have an established pharmacy operation imbedded in the acquired skilled nursing business. Similarly, Vitalink agreed not to engage in the skilled nursing business.

  In the event that Manor Care or the Company shall, during the term of the Non-competition Agreement, acquire a skilled nursing business that has as a component, a pharmacy operation, the acquiror must offer to sell such pharmacy operation to Vitalink at a purchase price not to exceed 120% of the product of
(i) EBITDA for such pharmacy component of the acquisition and (ii) a fraction, the numerator of which is the aggregate purchase price for the proposed acquisition and the denominator of which is the EBITDA for the proposed acquisition taken as a whole. If the parties do not agree on a purchase price for such pharmacy operations, then the acquiror may complete the proposed acquisition but must use commercially reasonable efforts to sell such pharmacy operations within one year at a purchase price equal to or greater than the formula purchase price referenced above. If the proposed sale to a third party is at a price less than the price derived pursuant to the formula purchase price described above, then Vitalink shall have a right of first refusal at such lesser price.

  In the event Vitalink acquires a skilled nursing business in conjunction with the acquisition of a pharmacy business, Vitalink must use commercially reasonable efforts to divest itself of such skilled nursing business within one year.

  As a result of the Transactions, the Company has pharmaceutical supply agreements with Vitalink respecting substantially all of the Company's facilities. The terms of such agreements are for five years and are automatically extended for an additional year on each anniversary of the commencement date thereof unless written notice to the contrary is given not more than 120 days and not less than 90 days prior to any such anniversary. The supplies and services to be provided pursuant to such agreements include specified pharmaceutical and related goods required by each Company facility and the residents thereof.

  Depending upon the payor source, either Vitalink will bill the payor source directly or the skilled nursing facility will bill the payor source and then pay Vitalink. In the event that Vitalink does not service at least 90% of the residents of a skilled nursing facility during a given month, the skilled nursing facility will pay to Vitalink an additional $10 per month for each resident not serviced by Vitalink; provided, however, that if Vitalink has elected not to furnish pharmaceutical goods or related goods for any resident, such resident will be disregarded for purposes of this calculation.

  The Company cannot transfer ownership or control of a skilled nursing facility during the term of the supply agreement relating to such facility unless and until the proposed transferee (i) agrees to accept and comply with the supply agreement or (ii) an agreement is reached between Vitalink and the Company for the payment of damages by the Company to Vitalink to compensate Vitalink for losses over the remaining term of the subject supply agreement. So long as Vitalink's limited guaranty of certain obligations to HRPT is in effect, the Company does not intend to terminate any of the supply agreements. The scheduled expiration of such obligations to HRPT is December 31, 2010.

  Upon any subsequent acquisition by the Company of a skilled nursing business, the Company shall have no obligation to contract with Vitalink to provide pharmaceutical supplies and services at such facility and the Company will not be required to terminate any then existing agreements providing for the provision of pharmaceutical supplies and services to such facility by an alternative supplier.

  As of the Effective Time of the Transactions, Vitalink succeeded to all of the Predecessor's existing pharmaceutical supply agreements with the various facilities operated by the Company. Gene E. Burleson, Chairman of the Company, became Chief Executive Officer of Vitalink upon consummation of the Merger. Mr. Burleson and three other directors of the Predecessor (Messrs. Parker, Kanter & Rolle) became directors of Vitalink upon the consummation of the Transactions. The Company has agreed that it will not compete with Vitalink in the institutional pharmacy business for a period of three years. The Company has entered into a consulting agreement with Mr. Burleson in the amount of $100,000 per year in order to induce Mr. Burleson to assist the Company during its transition to a new chief executive officer.

OFFICER RELOCATIONS

  In connection with the consolidation of the Company's headquarters in Atlanta, Georgia, the Company assisted certain of its senior level executive officers with their relocations to Atlanta. The assistance was in the form of loans to and, in certain instances, the purchase of residences from, the affected senior level executive officers.

  In connection with Mr. Benton's (the Company's Executive Vice President, Chief Administrative Officer, General Counsel and Secretary) relocation to Atlanta from the Company's former corporate headquarters in Culver City, California, the Company loaned Mr. Benton $100,000. Prior to the consummation of the Transactions, this loan to Mr. Benton was forgiven. Mr. Benton will recognize taxable income on this forgiven loan.

  In connection with Kay Brown's (the Company's Senior Vice President and Director of Corporate Communications and Investor Relations) relocation to Atlanta from the Company's former corporate headquarters in Culver City, California, the Company loaned Ms. Brown $75,000. Prior to the consummation of the Transactions, this loan to Ms. Brown was forgiven. Ms. Brown will recognize taxable income on this forgiven loan.

OTHER

  Robert L. Parker was formerly Chairman of the Board of Directors of Omega Healthcare Investors, Inc. ("Omega"), a creditor of the Company. In connection with his appointment to the Board of Directors of the Company, Mr. Parker resigned as Chairman of the Board of Directors of Omega but continues to serve as a director of Omega. Omega is the mortgagee on the Company's facilities located in the State of Michigan. The Company's indebtedness to Omega as of December 31, 1996 was approximately $58.8 million. During the year ended December 31, 1996, the Company made or accrued interest payments to Omega totaling approximately $8.5 million.

  Mr. Gene E. Burleson, the Company's Chairman of the Board, (and prior to the Transactions, Chairman of the Board, President and Chief Executive Officer of the Predecessor) and Messrs. Ronald G. Kenny and William G. Petty, Jr., both directors of the Company (and prior to the Transactions, directors of the Predecessor) are also directors of Alternative Living Services, Inc. ("ALS"). The Company previously owned a 19% equity interest in ALS, which the Company sold in August 1996 in connection with the initial public offering of ALS's common stock. In addition, Mr. Petty is Chairman of the Board and was formerly Chief Executive Officer of ALS. ALS owns and manages assisted living facilities. At the time of the ALS public offering, Mr. Kenny owned .5% of a limited liability corporation that owned a 63% equity interest in ALS and Mr. Kenny's employer, Huizenga Capital Management, owned 5.0% of such corporation.

  In December 1993 the Company sold two of its long-term care facilities and related accounts receivable to Charles H. Hargis, who was engaged by the Company during 1993 to act as a consultant on various acquisitions and divestitures. The Company financed $1,050,000 of the $1,250,000 purchase price of the facilities, and the Company financed the entire $1,100,000 purchase price of the accounts receivable. On October 1, 1996, the

Company (i) repurchased one of the long-term care facilities it sold to Charles H. Hargis in December 1993 for $3,110,000 in cash, and (ii) purchased from an entity owned or controlled by Mr. Hargis the management agreement for a long-term care facility leased by the Company for $100,000 in cash. As part of the aforesaid transaction, Mr. Hargis and entities owned or controlled by him entered into a three year non-competition agreement with the Company, and the Company entered into a three year consulting agreement with an entity owned or controlled by Mr. Hargis providing for payments of $108,000 per year. Subsequent to October 1, 1996, Mr. Hargis satisfied all obligations to the Company.

  Keith J. Yoder, the Company's Senior Vice President and Controller, and Kay
L. Brown, the Company's Senior Vice President and Director of Corporate Communications and Investor Relations, resigned from the Company effective May 1, 1997 and June 30, 1997, respectively. In order to obtain their assistance in transitioning their positions and, in the case of Mr. Yoder to assist the Company in connection with certain contemplated transactions, it is contemplated that Mr. Yoder and Ms. Brown will enter into consulting agreements with the Company in an amount to be determined.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) DOCUMENTS FILES AS PART OF THIS REPORT:

  1. CONSOLIDATED FINANCIAL STATEMENTS.

    Reports of Independent Auditors

    Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Shareholders' and Partners' Equity for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

  2. FINANCIAL STATEMENT SCHEDULES

      II. Valuation and Qualifying Accounts.

    Note: All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

  3. EXHIBITS

          3.1 Amended and Restated Certificate of Incorporation (Note 13)
          3.2 Bylaws (Note 13)
          4.1 Specimen of Common Stock Certificate (Note 13)
         10.1 Acquisition Agreement, Agreement to Lease and Mortgage Loan
              Agreement, dated December 28, 1990 by and among Health and Rehabilitation Properties Trust ("HRPT") and HostMaster, Inc.,
              AMS Holding Co., American Medical Services, Inc. and AMS
              Properties, Inc. ("AMS"), as amended through December 29, 1993
              (Note 1)
         10.2 Master Lease Document, dated December 28, 1990, between HRPT and
              AMS (Note 1)
         10.3 Form of Guaranty, dated December 28, 1990, by American Medical
              Services, Inc. and each of its subsidiaries in favor of HRPT
              (Note 1)
         10.4 Deed of Trust and Security Agreement, dated as of January 28,
              1993, from GCI Colter Village, Inc. in favor of Bell Atlantic
              TriCon Leasing Corporation ("Bell Atlantic"), with respect to the
              Colter Village complex (Note 5)
         10.5 Deed of Trust and Security Agreement, dated April 7, 1993 from
              GCI Bella Vita, Inc. in favor of Bell Atlantic with respect to the Bella Vita skilled nursing facility (Note 5)
         10.6 Mortgage and Security Agreement and Fixture Financing Statement, dated as of May 7, 1993 from GCI-Wisconsin Properties, Inc. in favor of Bell Atlantic (Note 5)
         10.7 Mortgage and Security Agreement and Fixture Financing Statement, dated as of May 7, 1993 from GCI-Wisconsin Properties, Inc. in favor of Bell Atlantic (Note 5)

          10.8  Amendment to Acquisition Agreement, Agreement to Lease and
                Mortgage Loan Agreement among HRPT, GranCare, Inc., AMS and GCI
                Health Care Centers, Inc., dated as of December 29, 1993 (Note
                7)
          10.9  Amendment to Master Lease between HRPT and AMS, dated as of
                December 29, 1993 (Note 7)
          10.10 First Amendment to Lease and Security Agreement dated October
                28, 1994, by and among Nationwide Health Properties, Inc., as
                Landlord and GCI Palm Court, Inc. and GranCare, Inc. as Tenant
                (Note 7)
          10.11 Agreement and Plan of Merger among GranCare, Inc., GW
                Acquisition Corp. and Evergreen Healthcare, Inc., dated as of
                May 2, 1995 (Note 8)
          10.12 Plan and Agreement of Merger by and among GranCare, Inc.,
                Healthtrust, Inc.--The Hospital Company and Coralstone
                Management, Inc. with respect to Cornerstone Health Management
                Company, Inc. (Note 9)
          10.13 Credit Agreement between the Company and First Union National
                Bank of North Carolina, as Administrative Agent and LC Bank and
                The Chase Manhattan Bank as Syndication Agent, dated as of
                February 12, 1997 (the Registrant hereby undertakes to provide exhibits omitted from the Credit Agreement upon request)
          10.14 First Amendment to Credit Agreement, dated as of April 18, 1997
         *10.15 GranCare, Inc. 1996 Annual Incentive Plan, Long Term Incentive
                Plan and Stockholder Value Program (Note 14)
         *10.16 GranCare, Inc. Outside Directors Stock Incentive Plan (Note 14)
         *10.17 GranCare, Inc. 1996 Replacement Stock Option Plan (Note 14)
         *10.18 Executive Split Dollar Life Insurance Plan (Note 14)
         *10.19 Executive Deferred Compensation Plan (Note 14)
         *10.20 401(k) Savings Plan and Trust (Note 12)
          10.21 Assignment, Assumption and Amendment of the GranCare, Inc.
                401(k) Savings Plan (Note 14)
         *10.22 GranCare, Inc. 1996 Stock Incentive Plan (Note 14)
          10.23 Amendment to Master Lease Document and Facility Lease between
                GHI Health Care Center, Inc. And HRPT, dated as of October 1,
                1994 (Note 12)
          10.24 Amendment to Master Lease Document and Facility Lease between
                AMS and HRPT, dated as of October 1, 1994 (Note 12)
          10.25 Promissory Note from AMS to HRPT in the principal amount of
                $11.5 million, dated October 1, 1994 (Note 12)
          10.26 Mortgage and Security Agreement from AMS to HRPT for the
                Northwest and River Hills West Health Care Centers, dated as of
                March 31, 1995 (Note 12)
          10.27 Master Settlement Agreement between GranCare, Inc. and the
                Service Employees International Union ("SEIU"), dated as of
                November 6, 1995 (Note 12)
          10.28 Settlement Agreement between GranCare and the SEIU with respect to four of GranCare's facilities located in the State of
                Michigan, dated as of January 29, 1996 (Note 12)
          10.29 Settlement Agreement between GranCare, Inc. and the SEIU with respect to seven of GranCare's facilities located in the State of Wisconsin (Note 12)
          10.30 Settlement Agreement between GranCare, Inc. and the SEIU with respect to seven of GranCare's facilities located in the State of California (Note 12)

          10.31 Form of Mortgage and Security Agreement with respect to five of
                GranCare's facilities located in the State of Illinois to
                secure a loan in the aggregate principal amount of $16.5
                million from Health Care Capital Finance, Inc. (the "Health
                Care Capital Loan"), each agreement dated as of March 23, 1995
                (Note 12)
          10.32 Deed to Secure Debt and Security Agreement with respect to
                GranCare, Inc.'s facility located in Georgia to secure the
                Health Care Capital Loan, dated as of March 23, 1995 (Note 12)
          10.33 Bond Trust Indenture between Health Care Fund II, Ltd., and
                LaSalle National Trust, N.A., as bond Trustee, dated as of June
                1, 1993 (Note 12)
          10.34 Form of Direct Note Obligation, Series 1993 (Health Care Fund
                II, Ltd.), dated June 23, 1993 (Note 12)
          10.35 Form of Direct Note Obligation, Series 1993A (Health Care Fund
                II, Ltd.), dated June 23, 1993 (Note 12)
          10.36 Bond Trust Indenture between Health Care Fund II, Ltd., and
                LaSalle National Trust, N.A., as Bond Trustee, dated as of
                August 1, 1993 (Note 12)
          10.37 Direct Note Obligation, Series 1993B-1 (Health Care Fund II,
                Ltd.) dated June 23, 1993 (Note 12)
          10.38 Direct Note Obligation, Series 1993B-2 (Health Care Fund II,
                Ltd.) dated June 23, 1993 (Note 12)
          10.39 Tax Allocation and Indemnification Agreement by and among the
                Company, Vitalink and certain subsidiaries of the Company dated as of February 12, 1997
          10.40 Non-Competition Agreement between Vitalink and the Company dated as of February 12, 1997
         *10.41 Form of employment Agreement between the Company and M. Scott
                Athans (Note 13)
         *10.42 Form of Employment Agreement for Executive Vice Presidents
                (Note 13)
          10.43 Consent and Amendment to Transaction Documents dated as of
                December 31, 1996 (the "Consent and Amendment") among GCI
                Health Care Centers, Inc., the Company, Vitalink, HRPT and AMS
                Properties, Inc. (the Company hereby undertakes to provide all exhibits omitted from the Consent and Amendment to the
                Commission upon request) (Note 14)
          10.44 Limited Guaranty between Vitalink and HRPT dated as of February
                12, 1997
          10.45 Assumption Agreement (the "Assumption Agreement") by the
                Company in favor of HRPT (the Registrant hereby undertakes to provide all exhibits omitted from the Assumption Agreement to the Commission upon request) (Note 14)
          10.46 Release and Settlement Agreement dated as of April 1, 1997 with respect to leases for 17 facilities located in the State of
                Indiana
          10.47 Amended and Restated Agreement and Plan of Distribution dated as of September 3, 1996 (the "Distribution Agreement") between the Predecessor and the Successor (the Registrant hereby
                undertakes to provide all schedules omitted from the
                Distribution Agreement to the Commission upon request) (Note
                14)
          11.1  Computation of Earnings Per Share
          12.1  Subsidiaries of Registrant
          23.1  Consent of Ernst & Young LLP, independent auditors
          23.2  Consent of KPMG Peat Marwick LLP, independent auditors

--------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

REFERENCE                          DOCUMENT

 (1) Incorporated by reference to the Predecessor's registration statement on Form S-1 (Registration No. 33-42595), as amended, which was filed with the Commission on September 11, 1991.
 (2) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1991.
 (3) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the period ended December 31, 1993.
 (4) Incorporated by reference to the Predecessor's Current Report on Form 8-K which was filed with the Commission on July 15, 1994.
 (5) Incorporated by reference to the Predecessor's Current Report on Form 8-K for which was filed with the Commission on July 15, 1994.
 (6) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
 (7) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
 (8) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the quarterly period ended December 31, 1994.
 (9) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.
(10) Incorporated by reference to the Predecessor's Current Report on Form 8-K which was filed with the Commission on April 19, 1995.
(11) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
(12) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1995.
(13) Incorporated by reference to the Successor's Registration Statement on Form S-1 (Registration No. 333-19097) which was filed with the Commission on December 31, 1996.
(14) Incorporated by reference to the Successor's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-19097) which was filed with the Commission on January 8, 1997.

  (B) FORMS 8-K

      On September 5, 1996, the Predecessor filed a Form 8-K with the Commission announcing the execution of the merger agreement by the Predecessor and Vitalink Pharmacy Services, Inc.

  (C) EXHIBITS

    The response to this portion of Item 14 is contained in Item 14(a)(3) of this report.

  (D) FINANCIAL STATEMENT SCHEDULE

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GRANCARE, INC.

                                                    /s/ M. Scott Athans
                                          By: _________________________________
                                              M. SCOTT ATHANS CHIEF EXECUTIVE
                                                          OFFICER

Dated: May 9, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

         /s/ M. Scott Athans           President and Chief       May 9, 1997
-------------------------------------   Executive Officer
           M. SCOTT ATHANS              (Principal
                                        Executive Officer)

       /s/ Jerry A. Schneider          Executive Vice            May 9, 1997
-------------------------------------   President and Chief
         JERRY A. SCHNEIDER             Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

        /s/ Gene E. Burleson           Chairman of the           May 9, 1997
-------------------------------------   Board and Director
          GENE E. BURLESON

       /s/ Charles M. Blalack          Director                  May 9, 1997
-------------------------------------
         CHARLES M. BLALACK

         /s/ Joel S. Kanter            Director                  May 9, 1997
-------------------------------------
           JOEL S. KANTER

     /s/ Antoinette T. Hubenette       Director                  May 9, 1997
-------------------------------------
    ANTOINETTE T. HUBENETTE, M.D.

        /s/ Robert L. Parker           Director                  May 9, 1997
-------------------------------------
          ROBERT L. PARKER

      /s/ William G. Petty, Jr.        Director                  May 9, 1997
-------------------------------------
        WILLIAM G. PETTY, JR.

         /s/ Ronald G. Kenny           Director                  May 9, 1997
-------------------------------------
           RONALD G. KENNY

         /s/ Edward V. Regan           Director                  May 9, 1997
-------------------------------------
           EDWARD V. REGAN

          /s/ Gary U. Rolle            Director                  May 9, 1997
-------------------------------------
            GARY U. ROLLE

                                 GRANCARE, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    CONTENTS

Reports of Independent Auditors............................................. F-2
Audited Consolidated Financial Statements
  Consolidated Balance Sheets............................................... F-4
  Consolidated Statements of Income......................................... F-5
  Consolidated Statements of Shareholders' Equity........................... F-6
  Consolidated Statements of Cash Flows..................................... F-7
  Notes to Consolidated Financial Statements................................ F-9

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
GranCare, Inc.

  We have audited the consolidated balance sheets of GranCare, Inc. (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Evergreen Healthcare, Inc. (Evergreen) which became a wholly-owned subsidiary in 1995, as of December 31, 1994 and for the year then ended. The Evergreen amounts represent 21% of the consolidated total assets at December 31, 1994 and 38% of consolidated net income for the year then ended. The financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, with respect to the consolidated financial statements as of and for the year ended December 31, 1994, insofar as it relates to data included for Evergreen, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GranCare, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Atlanta, Georgia
February 25, 1997, except for Note 13 as to which the date is March 6, 1997

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Evergreen Healthcare, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Evergreen Healthcare, Inc. and subsidiaries (Company) for the year ended December 31, 1994 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Evergreen Healthcare, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick, LLP

Indianapolis, Indiana
August 17, 1995

                                 GRANCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                             1996        1995
                                                        ----------  ----------
                                                        DOLLARS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents............................ $   14,512  $   17,738
  Accounts receivable, less allowance for doubtful ac-
   counts (1996--$11,209 and 1995--$10,856)............    233,335     173,068
  Inventories..........................................     17,312      13,527
  Notes receivable (Notes 4 and 13)....................     24,520       4,100
  Prepaid expenses and other current assets............     18,786      12,398
  Deferred income taxes (Note 8).......................      9,239      10,933
                                                        ----------  ----------
Total current assets...................................    317,704     231,764
Property and equipment:
  Land and improvements................................     10,382      10,238
  Buildings and improvements...........................    176,846     192,875
  Equipment............................................     84,308      66,929
                                                        ----------  ----------
                                                           271,536     270,042
  Less accumulated depreciation........................    (64,387)    (55,689)
                                                        ----------  ----------
                                                           207,149     214,353
Other assets:
  Investments, at fair value (Notes 5 and 12)..........     38,933      30,305
  Goodwill (accumulated amortization: 1996--$10,332;
   1995--$5,535).......................................    133,152     120,946
  Other intangibles (accumulated amortization: 1996--
   $9,700; 1995--$8,051)...............................     11,613       9,793
  Other (Note 2).......................................     39,488      38,000
                                                        ----------  ----------
Total assets...........................................   $748,039  $  645,161
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................ $   79,824  $   72,935
  Accrued wages and related liabilities................     21,541      24,069
  Interest payable.....................................      8,235       6,793
  Notes payable and current maturities of long-term
   debt (Notes 4, 5 and 12)............................      7,535       4,937
                                                        ----------  ----------
Total current liabilities..............................    117,135     108,734
Long-term debt (Notes 4, 5 and 12).....................    382,242     334,668
Deferred income taxes (Note 8).........................     23,084      16,735
Other..................................................     11,278      12,425
Commitments and contingencies (Notes 6 and 7)
Shareholders' equity (Note 9):
  Common stock; no par value; 50,000,000 shares autho-
   rized (shares issued: 1996--23,677,825 and 1995--
   23,948,728).........................................    123,378     134,699
  Treasury stock, at cost (1995--915,000 shares).......        --      (18,700)
  Equity component of minimum pension liability........       (542)       (465)
  Unrealized gain on investments (net of income taxes:
   1996--$4,573; 1995--$3,453).........................      6,885       5,206
  Retained earnings....................................     84,579      51,859
                                                        ----------  ----------
                                                           214,300     172,599
                                                        ----------  ----------
Total liabilities and shareholders' equity.............   $748,039  $  645,161
                                                        ==========  ==========

                            See accompanying notes.

                                 GRANCARE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                   1996        1995       1994
                                              ----------- ---------- ----------
                                              DOLLARS AND SHARES IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA
REVENUES
Net patient revenues........................  $   977,787 $  811,402 $  701,783
Investment and other income (Note 2)........       25,336      5,060     15,688
                                              ----------- ---------- ----------
Total revenues..............................    1,003,123    816,462    717,471
EXPENSES
Operating expenses:
  Salary and related........................      417,046    360,530    322,471
  Rent and property.........................       56,895     51,206     44,291
  Other operating...........................      396,400    308,982    266,774
                                              ----------- ---------- ----------
                                                  870,341    720,718    633,536
Depreciation and amortization...............       25,949     21,611     16,440
Interest expense and financing charges......       35,659     27,054     21,481
Nonrecurring costs--exit, merger and other
 costs (Notes 4 and 13).....................       18,400     11,750        --
Restructuring costs (Note 13)...............          --         --       8,200
                                              ----------- ---------- ----------
Total expenses..............................      950,349    781,133    679,657
                                              ----------- ---------- ----------
Income before income taxes..................       52,774     35,329     37,814
Income taxes................................       20,054     14,765     13,524
                                              ----------- ---------- ----------
Net income..................................  $    32,720 $   20,564 $   24,290
                                              =========== ========== ==========
NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE:
  Primary...................................  $      1.36 $     0.86 $     1.07
                                              =========== ========== ==========
  Fully diluted.............................  $      1.33 $     0.86 $     1.07
                                              =========== ========== ==========
Weighted average number of common and common
 equivalent shares outstanding:
  Primary...................................       24,084     23,794     22,631
                                              =========== ========== ==========
  Fully diluted.............................       26,527     23,919     24,966
                                              =========== ========== ==========

                            See accompanying notes.

                                 GRANCARE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               EQUITY
                                              COMPONENT
                                                 OF
                                               MINIMUM  UNREALIZED
                           COMMON   TREASURY   PENSION    GAIN ON   RETAINED
                           STOCK     STOCK    LIABILITY INVESTMENTS EARNINGS  TOTAL
                          --------  --------  --------- ----------- -------- --------
                                            DOLLARS IN THOUSANDS
Balances at January 1,
 1994...................  $ 80,960  $(5,030)    $(164)    $4,200    $ 7,005  $ 86,971
 Issuance of 221,655
  shares of common stock
  on exercise of war-
  rants and options
  (Note 9)..............     1,603      --        --         --         --      1,603
 Issuance of 1,000,000
  shares of common stock
  in connection with LTC
  acquisition (Note 4)..    20,000      --        --         --         --     20,000
 Issuance of 5,048
  shares of common stock
  on conversion of debt
  issued in connection
  with a 1993 acquisi-
  tion..................       100      --        --         --         --        100
 Issuance of 2,421,875
  shares of common stock
  in public offering....    28,478      --        --         --         --     28,478
 Issuance of 77,500
  shares of common stock
  in connection with HS
  Healthcare acquisition
  (Note 4)..............     1,000      --        --         --         --      1,000
 Unrealized loss on in-
  vestments, net of in-
  come taxes of $550....       --       --        --        (825)       --       (825)
 Net income.............       --       --        --         --      24,290    24,290
 Minimum pension liabil-
  ity adjustment........       --       --       (200)       --         --       (200)
                          --------  -------     -----     ------    -------  --------
Balances at December 31,
 1994...................   132,141   (5,030)     (364)     3,375     31,295   161,417
 Issuance of 769,799
  shares of common stock
  on exercise warrants
  and options (Note 9)..     2,476      --        --         --         --      2,476
 Issuance of 5,500
  shares of common
  stock.................        82      --        --         --         --         82
 Repurchase of 715,000
  shares of common
  stock.................       --   (13,670)      --         --         --    (13,670)
 Unrealized gain on in-
  vestments, net of in-
  come taxes of $1,203..       --       --        --       1,831        --      1,831
 Net income.............       --       --        --         --      20,564    20,564
 Minimum pension liabil-
  ity adjustment........       --       --       (101)       --         --       (101)
                          --------  -------     -----     ------    -------  --------
Balances at December 31,
 1995...................   134,699  (18,700)     (465)     5,206     51,859   172,599
 Issuance of 448,573
  shares of common stock
  on exercise warrants
  and options (Note 9)..     3,897      --        --         --         --      3,897
 Issuance of 95,524
  shares of common stock
  under stock incentive
  plans.................     1,619      --        --         --         --      1,619
 Issuance of 100,000
  shares of common stock
  in connection with In-
  novative acquisition..     1,863      --        --         --         --      1,863
 Cancellation of 915,000
  shares of common stock
  held in treasury......   (18,700)  18,700       --         --         --        --
 Unrealized gain on in-
  vestments, net of in-
  come taxes of $1,120..       --       --        --       1,679        --      1,679
 Net income.............       --       --        --         --      32,720    32,720
 Minimum pension liabil-
  ity adjustment........       --       --        (77)       --         --        (77)
                          --------  -------     -----     ------    -------  --------
Balances at December 31,
 1996...................  $123,378  $   --      $(542)    $6,885    $84,579  $214,300
                          ========  =======     =====     ======    =======  ========

                            See accompanying notes.

                                 GRANCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                1996      1995      1994
                                              --------  --------  --------
                                                 DOLLARS IN THOUSANDS
OPERATING ACTIVITIES
Net income..................................  $ 32,720  $ 20,564  $ 24,290
Adjustments to reconcile net income to net
 cash (used in) provided by operating
 activities:
  Provision for doubtful accounts...........     7,318     6,281     7,918
  Depreciation..............................    18,266    15,258    13,843
  Amortization..............................     7,683     6,353     2,597
  Gain on sale of investments and other as-
   sets.....................................   (19,135)     (829)  (12,518)
  Deferred income taxes.....................      (754)    1,171      (333)
  Amortization of deferred financing costs..       947       531       522
  Restructuring costs.......................       --        --      8,200
  Non-cash one-time charges.................    17,100       --        --
  Changes in operating assets and liabilities net of
   effects of acquisitions
   (Note 4):
    Accounts receivable.....................   (74,745)  (49,018)  (33,491)
    Prepaid expenses and other current as-
     sets...................................      (696)   (6,414)    1,109
    Accounts payable, accrued wages and
     other accrued expenses.................    (2,067)   15,388     2,145
    Interest payable........................     1,442     3,110       769
    Other...................................   (10,271)   (3,400)   (1,320)
                                              --------  --------  --------
Net cash (used in) provided by operating ac-
 tivities...................................   (22,192)    8,995    13,731
INVESTING ACTIVITIES
Acquisition of businesses (net of cash ac-
 quired of $2,469 in 1994)..................   (16,451)  (68,467)  (49,414)
Purchases of property and equipment.........   (32,420)  (23,495)  (14,938)
Proceeds from disposition of property and
 equipment..................................       994     4,155    13,726
Purchases of investments....................    (4,416)   (6,944)   (6,978)
Proceeds from sale of unconsolidated affili-
 ate........................................    24,600       --        --
Other.......................................    (1,275)   (1,029)   (3,822)
                                              --------  --------  --------
Net cash used in investing activities.......   (28,968)  (95,780)  (61,426)
FINANCING ACTIVITIES
Issuance of stock...........................       --         82    29,063
Payment of stock issuance costs.............       --        --       (585)
Proceeds from exercise of warrants and op-
 tions......................................     3,897     2,776     1,603
Purchase of treasury stock..................       --    (13,670)      --
Long-term debt payments.....................   (29,690) (177,870)  (23,207)
Proceeds from long-term debt borrowings.....    74,400   270,018    44,787
Repayments of short-term notes payable......       --        --       (600)
Payment of debt issuance costs..............      (673)   (5,424)   (1,136)
                                              --------  --------  --------
Net cash provided by financing activities...    47,934    75,912    49,925
                                              --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents................................    (3,226)  (10,873)    2,230
Cash and cash equivalents at beginning of
 year.......................................    17,738    28,611    26,381
                                              --------  --------  --------
Cash and cash equivalents at end of year....  $ 14,512  $ 17,738  $ 28,611
                                              ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFOR-
 MATION
  Interest paid.............................  $ 32,432  $ 22,566  $ 20,712
                                              ========  ========  ========
  Income taxes paid.........................  $ 24,917  $ 17,964  $ 14,406
                                              ========  ========  ========

                            See accompanying notes.

                                GRANCARE, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

ACQUISITIONS

  The 1996, 1995 and 1994 acquisitions (see Note 4) had the following effects on cash:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                     DOLLARS IN THOUSANDS
Fair values of assets acquired (net of cash re-
 ceived)......................................... $(21,954) $(75,317) $(90,713)
Fair values of liabilities assumed...............    3,640     6,850    20,299
                                                  --------  --------  --------
                                                   (18,314)  (68,467)  (70,414)
Issuance of stock................................    1,863       --     21,000
                                                  --------  --------  --------
Net effect on cash............................... $(16,451) $(68,467) $(49,414)
                                                  ========  ========  ========

NONCASH TRANSACTIONS

  During 1996, the Company issued 95,524 shares of common stock to employees under various stock incentive and award plans.

  In conjunction with the sale of the four long-term health care facilities located in Michigan in the first quarter of 1996, the Company provided purchase money financing in the amount of $17,550,000 evidenced by an interest bearing promissory note due and payable in 1997.

  Plant and equipment acquired under financing notes and capital lease arrangements aggregated approximately $2,364,000, $1,021,000, and $3,222,000 in 1996, 1995, and 1994 respectively.



                            See accompanying notes.

                                GRANCARE, INC.

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

  The consolidated financial statements give retroactive effect to the Merger, which has been accounted for using the pooling-of-interests method and, as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of shareholders' equity also reflect retroactive combination of the accounts of GranCare and Evergreen for all periods presented, with adjustments to outstanding shares based on the exchange ratio.

  Evergreen amounts for the 1994 consolidated financial statements have been conformed to the Company's December 31 year-end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Consolidation The Company operates approximately 140 leased and owned long-term health care facilities that provide skilled nursing and residential care services in 15 states. In addition, the Company also owns and operates or serves 33 institutional pharmacies operating under the name "TeamCare", a specialty hospital geriatric services company, which manages approximately 145 geriatric care units in acute hospitals in 20 states, and home health operations in four states.

  The facilities and pharmacy divisions represented approximately 67% and 24%, respectively, of the total net patient revenues of the Company. Substantially all of the facilities and pharmacies receive benefits under the Medicare and Medicaid programs. These programs are highly regulated and subject to periodic change.

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

  Inventories Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. Inventories consist primarily of purchased pharmaceuticals and various medical equipment of the pharmacies and supplies used in the care of residents in long-term health care facilities.

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

         Buildings and improvements.................... 8-35 years
         Equipment.....................................  5-7 years

                                GRANCARE, INC.

  Goodwill and Other Intangibles In connection with the Company's acquisitions, costs in excess of the amounts assigned to identifiable assets acquired, less liabilities assumed, are recorded as goodwill. Goodwill is amortized on a straight-line basis principally over a period of 35 years. Goodwill recorded in the Cornerstone acquisition (unamortized balance of $46,721,000 at December 31, 1996) is being amortized over 25 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

  Other intangibles, which primarily were obtained in connection with the Company's acquisitions, mainly represent covenants not to compete and lease contract rights that are amortized over the terms of the noncompetition agreements and leases, respectively.

  Other Assets The Company defers financing costs incurred to obtain long-term debt and amortizes such costs using the straight-line method over the term of the related obligation. An investment in an unconsolidated affiliate at December 31, 1995 consisted of a 28% owned interest in Alternative Living Services, Inc. (ALS), which was recorded using the equity method. In 1994, the Company's 53% interest in ALS was consolidated with the Company. The remaining other assets are individually not significant in their impact to the Company. On August 5, 1996, the Company sold its entire interest in ALS, resulting in net proceeds to the Company of approximately $24.6 million and an approximate $18.0 million gain on the sale. The gain is reported in investment and other income in the accompanying Consolidated Statements of Income.

  Reserve for Worker's Compensation Losses and Loss Adjustment Expenses The reserve for worker's compensation losses and loss adjustment expenses represents the estimated ultimate net cost of all reported and unreported losses incurred through the date of the balance sheet. Such estimates are based on case-basis estimates of losses reported prior to the date of the balance sheet, estimates (based on actuarial projections of historical loss development) of losses incurred but not reported, and estimates of expenses for investigation and adjustment of all incurred and unadjusted losses (and estimates of expected salvage and subrogation receipts from such losses). Given the inherent degree of variability in any such estimates, management believes that the reported reserves are a reasonable estimate of the Company's ultimate losses and loss adjustment expenses to be incurred to discharge the Company's obligations. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations (see Note 7).

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

  The administrative procedures related to the Medicare and Medicaid cost reimbursement programs in effect, generally preclude final determination of amounts due the Company until cost reimbursement reports, filed by the Company, are audited or otherwise reviewed and settled with the applicable administrative agencies. The Company is contesting certain issues raised in audits of prior year cost reports (see Note 7). Normal estimation differences between final settlements and amounts accrued in previous years are reported in current net patient revenues. Actual results could differ from these estimates. Included in accounts receivable are settlement amounts due from Medicare and Medicaid programs totalling $49,725,000 and $45,764,000 at December 31, 1996 and 1995, respectively. In the opinion of management, adequate provision has been made for adjustments, if any, that might result from subsequent review. The Medicare and Medicaid cost reimbursement programs approximated 77%, 75% and 77% of net patient revenues for the years ended December 31, 1996, 1995 and

                                GRANCARE, INC.

1994, respectively. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

  Earnings Per Share Earnings per share are computed based on the weighted average common and (if dilutive) common equivalent shares outstanding, which include options and warrants, and in the case of fully diluted earnings per share, convertible subordinated debentures. The earnings per share amounts are based on the combined historical weighted average common and dilutive common equivalent shares of GranCare and Evergreen pre-merger adjusted for the .775 exchange ratio. Additionally, interest costs related to such debentures were added, net of tax, to net income for the purpose of calculating fully diluted income per share. Such amount for the year ended December 31, 1996 was $2,559,000. Fully diluted net income per share for the years ended December 31, 1995 and 1994 was the same as primary because the effect of the assumed conversion of the debentures was not dilutive.

  Change in Accounting Principle During the first quarter of 1996, the Company adopted as required FASB Statement No. 121 (Statement No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with Statement No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets may be less than the carrying amounts of those assets. This new standard had no effect on the financial statements.

  Reclassifications Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

NOTE 3. TEAMCARE MERGER

  GranCare has entered into an Agreement and Plan of Merger between Vitalink Pharmacy Services, Inc. (Vitalink) and GranCare dated as of September 3, 1996. The form of the transactions are: (1) GranCare's skilled nursing facilities, along with its contract management and home health businesses are to be reorganized into New GranCare, Inc. (New GranCare) and all of the shares of New GranCare distributed to the GranCare shareholders in a tax-free spin-off;
(2) GranCare (then consisting solely of the institutional pharmacy and related business known as TeamCare) would merge into and be acquired by Vitalink through a tax-free exchange of shares of common stock of Vitalink for shares of common stock of GranCare; and (3) New GranCare would become a public company upon the effectiveness of its initial registration statement. Notwithstanding the legal structure of the transactions, for accounting/financial reporting purposes such transactions will be treated as the spin-off of TeamCare in the form of a dividend of the Vitalink Common Stock to be received and reorganization/recapitalization of GranCare into New GranCare as New GranCare will continue the majority of the GranCare businesses. No gain will be recognized as a result of the distribution for the difference between the market value of the Vitalink Common Stock received and the carrying value of the net assets of TeamCare. New GranCare will continue to reflect the historical cost basis of assets and liabilities of the Company. These transactions were approved by the GranCare shareholders on February 11, 1997 and the transactions closed on February 12, 1997; the spin-off of TeamCare will be reflected in the first quarter of 1997.

  In addition, as a consequence of the merger, the Company redeemed its 6 1/2% Convertible Subordinated Debentures (the Debentures) due January 15, 2003 effective as of the closing date. GranCare has deposited the

                                GRANCARE, INC.

redemption price and accrued interest on each outstanding Debenture with the trustee for the Debentures and interest ceased to accrue as of February 12, 1997. GranCare also completed a tender offer for its 9 3/8% Senior Subordinated Notes (Senior Notes) due 2005. GranCare accepted $98 million aggregate principal amount of Senior Notes (representing 98% of the outstanding Senior Notes) for purchase pursuant to GranCare's cash tender offer at a purchase price of $1,090 per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the payment date.

  In February 1997, the Company recognized a merger charge in connection with the aforementioned transactions. The components of the merger charge to be recognized in New GranCare's operations in the first quarter of 1997 consist of the following:

                                                            DOLLARS IN THOUSANDS
                                                            --------------------
       Shared transaction costs:
         Redemption premium--$100 million Senior
          Subordinated Notes..............................        $ 9,000
         Redemption premium--$60 million Convertible
          Subordinated Debentures.........................          2,430
         Investment banker fees...........................          4,200
         Consent fee paid to HRPT.........................          5,500
         Other professional fees and merger related costs.          5,470
                                                                  -------
       Total shared merger costs..........................         26,600
       Less costs to be paid by Vitalink..................        (13,300)
                                                                  -------
       GranCare portion of shared transaction costs.......         13,300
       Other transaction related costs:
         Consent fee paid to HRPT.........................          4,500
         Write-off of deferred financing fees.............          5,441
         Amounts payable under GranCare Shareholder Value
          Program.........................................          4,500
         Amounts payable under Restricted Stock Plan......          2,200
         Other employee severance and other related costs.          6,059
                                                                  -------
                                                                   36,000
       Less: Income taxes.................................         (6,000)
                                                                  -------
       Total merger costs, net of income taxes............        $30,000
                                                                  =======

                                GRANCARE, INC.

  The following table shows the unaudited pro forma effect of this transation on the historical consolidated balance sheet of the Company at December 31, 1996 as if such transaction had occurred on that date:

                          HISTORICAL BALANCE                                 PROFORMA
                               SHEET AT      HISTORICAL  OTHER PRO FORMA BALANCE SHEET AT
                          DECEMBER 31, 1996   TEAMCARE     ADJUSTMENTS   DECEMBER 31, 1996
                          ------------------ ----------  --------------- -----------------
                                              (DOLLARS IN THOUSANDS)
Cash and cash equiva-
 lents..................       $ 14,512      $     --       $ 16,337         $ 30,849
Other current assets....        303,192        (69,238)        6,000          239,954
Property and equipment..        207,149        (14,337)          --           192,812
Other assets............        223,186        (83,236)          --           139,950
                               --------      ---------      --------         --------
                               $748,039      $(166,811)     $ 22,337         $603,565
                               ========      =========      ========         ========
Current liabilities.....       $117,135      $ (28,904)     $ 36,000         $124,231
Long-term debt..........        382,242         (3,944)      (71,467)         306,831
Due to/from parent......            --         (38,823)       38,823              --
Other long-term liabili-
 ties...................         34,362         (5,680)          --            28,682
Shareholders' equity:
  Common stock; no par
   value................        123,378        (46,379)      (76,999)             --
  Common stock; $0.001
   par value............            --             --             24               24
  Paid in capital.......            --             --        123,354          123,354
  Equity component on
   minimum pension
   liability............           (542)           --            --              (542)
  Unrealized gain on in-
   vestments, net of in-
   come taxes...........          6,885            --            --             6,885
  Retained earnings.....         84,579        (43,081)      (27,398)          14,100
                               --------      ---------      --------         --------
Total shareholders' eq-
 uity...................        214,300       ( 89,460)       18,981          143,821
                               --------      ---------      --------         --------
                               $748,039      $(166,811)     $ 22,337         $603,565
                               ========      =========      ========         ========

  Excluding TeamCare, GranCare's total net revenues and pre-tax income for 1996, 1995 and 1994, respectively, would have been : $774,000,000 and $24,000,000; $640,000,000 and $18,000,000; and $559,000,000 and $19,000,000.

  The above transactions resulted in certain commitments of New GranCare. These are described in Note 7.

NOTE 4. ACQUISITIONS, DISPOSITIONS AND MERGER

  1994 Acquisitions and Dispositions On March 1, 1994, GranCare acquired the operations of PPCP, Inc., which provides institutional pharmacy services, for $3,800,000 in cash and adjustable subordinated promissory notes in the aggregate sum of $1,449,000. In connection with this transaction, $4,518,000 was recorded as goodwill.

  On April 1, 1994, GranCare acquired the operations of Merit Pharmacy, Inc., which provides institutional pharmacy services, for $600,000 in cash and a subordinated promissory note for $1,184,000. In connection with this transaction, GranCare recorded $1,817,000 in goodwill.

  On June 7, 1994, Evergreen acquired substantially all of the assets of two Illinois limited partnerships, Health Care Fund Limited Partnership and Health Care Fund II Limited Partnership, as well as two related companies, H.S. Healthcare, Inc. and H.S. Systems, Inc. (collectively referred to as HS Healthcare). Evergreen

                                GRANCARE, INC.

paid approximately $22,571,000 cash in exchange for the assets acquired and liabilities assumed. The Company also paid $3,000,000 in cash and issued 77,500 shares (restated) of common stock valued at $1,000,000 to the general partners of the partnerships and sole shareholders of the related companies in consideration for their agreement not to compete with the Company for a period of ten years.

  Effective July 1, 1994, GranCare acquired substantially all of the assets and assumed certain liabilities of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, LTC), an institutional pharmacy business based in Indiana, for $16,000,000 cash and 1,000,000 shares of GranCare common stock valued at $20 per share, or $20,000,000. In the event the market price of the common stock was not at least equal to $20 per share at a specified date in 1995, the Company was obligated to issue additional consideration to bring the value of the common stock to $20,000,000. In connection with this transaction, GranCare recorded $27,402,000 goodwill. The purchase agreement also contains a contingent earnout provision for the two year period ended June 30, 1996. An additional $5,500,000 could be paid provided certain operating results were obtained for this period. Subsequent to December 31, 1996, GranCare agreed to pay $2.9 million and Vitalink agreed to pay $2.5 million to the sellers in settlement of the earnout.

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

  During 1994, GranCare also divested three facilities (exclusive of the restructuring described in Note 13) and Pacific Therapies, acquired in 1993. The sale of Pacific Therapies to an unrelated entity for approximately $11,700,000 in cash and assumption of approximately $1,100,000 in debt and certain other liabilities resulted in a gain of approximately $8,800,000. The gain is reported in investment and other income in the accompanying Consolidated Statements of Income.

  1995 Acquisitions and Dispositions In January 1995, GranCare acquired a leasehold interest in a long-term health care facility in Arizona for $150,000.

  In April 1995, GranCare acquired Cornerstone Health Management Company (Cornerstone), a management company specializing in the implementation and management of geriatric specialty programs for acute care hospitals, for $53,213,000.

  In November 1995, GranCare acquired Innovative Pharmacy Services, Inc. (Innovative), an institutional pharmacy based in Wisconsin, for $10,000,000 in cash and stock. GranCare common stock was distributed in January 1996. In connection with this transaction, the Company recorded $9,555,000 in goodwill.

  In December 1995, GranCare acquired the operations of both Pharmcare, Inc. and American Pharmaceutical Inc., two institutional pharmacies based in Northern California, for $4,700,000 and $1,200,000, respectively. In connection with these transactions, the Company recorded $5,408,000 in goodwill.

                                GRANCARE, INC.

  The above-described 1995 acquisitions were all accounted for as purchases and, accordingly, the financial statements of the Company include the operations of such acquired entities since the respective dates of their acquisition.

  During 1995, GranCare also divested one facility (exclusive of the restructuring described in Note 13).

  In July 1995, in accordance with a contractual obligation to the former owners of LTC, the Company repurchased 715,000 shares of its common stock. During the second quarter of 1996, the Company cancelled these shares held in treasury.

 1996 Acquisitions and Dispositions

  In January 1996, the Company completed the acquisition of RN Health Care Services, Inc. (RN Services), a home health care business located in Detroit, Michigan, for $2,350,000 in cash. In conjunction with the acquisition, the Company advanced $2,500,000 to the former owners in the form of a short-term note secured by RN Services' accounts receivable.

  In April 1996, the Company completed the acquisition of Jennings Visiting Nurse Association, Inc., a home health care business based in North Vernon, Indiana, for $937,000 in cash and a promissory note for $250,000.

  In July 1996, the Company completed the acquisition of Emery Pharmacy, Inc., an institutional pharmacy located in Utica, New York, for $3,672,000 in cash and a promissory note in the amount of $1,488,000. In connection with this transaction, GranCare recorded $5,747,000 in goodwill.

  In September 1996, the Company completed the acquisition of RX Corporation, an institutional pharmacy located in southern California, for $1,800,000 in cash and a promissory note for $925,000. In connection with this transaction, the Company recorded $2,908,000 in goodwill.

  During 1996, the Company acquired leasehold interests in two long-term health care facilities in South Carolina and one long-term health care facility in California for an aggregate $3,210,000.

  The above-described 1996 acquisitions were all accounted for as purchases and, accordingly, the financial statements of the Company include the operations of such acquired entities since the respective dates of their acquisition.

  Under the terms of an Assignment and Assumption Agreement (the Agreement) between TeamCare and HPI Health Care Services, Inc. (HPI) dated February 1, 1996, TeamCare agreed to provide pharmacy services to the State of New Jersey as a subcontractor under a contract (the New Jersey Contract) that was awarded to HPI. Under the terms of the Agreement, TeamCare assumed all the contractual provisions of the HPI contract for the period February 1, 1996 through January 31, 1998. TeamCare has also been awarded an additional two year contract beginning February 1, 1998 with the State of New Jersey. In connection with this Agreement, GranCare paid $4 million in cash for certain inventory and property and equipment. Under the terms of the Agreement, TeamCare may be obligated to make deferred conditional purchase price adjustments, not to exceed $400,000. GranCare received $4.7 million from HPI in consideration of TeamCare's assumption of the New Jersey Contract as GranCare will incur certain transition costs and costs to be incurred in managing operations and personnel during the remainder of the subcontract period. GranCare recognized $4.5 million of the $4.7 million as net revenues and a reduction in operating expenses for the year ended December 31, 1996.

  In conjunction with the sale of four long-term health care facilities located in Michigan in the first quarter of 1996, the Company provided purchase money financing in the amount of $17,550,000 evidenced by an interest-bearing promissory note, due and payable in 1997. This note is included in notes receivable in the accompanying Consolidated Balance Sheets.

                                GRANCARE, INC.

  Summarized below are the unaudited pro forma consolidated results of operations for GranCare had the 1995 Cornerstone acquisition and the 1994 LTC and HS Healthcare acquisitions occurred as of January 1, 1994:

                                         YEAR ENDED
                                        DECEMBER 31,
                                            1994
                                    ---------------------
                                    DOLLARS IN THOUSANDS
                                    EXCEPT PER SHARE DATA
            Total revenues.........       $786,846
            Net income.............       $ 26,738
            Net income per share:
              Primary..............       $   1.15
              Fully diluted........       $   1.15

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

  Pro forma information for 1996 and other 1995 and 1994 acquisitions and divestitures is not presented because their operating results, either individually or in the aggregate, do not have a material effect on the pro forma operating results presented above.

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

  The Company incurred certain costs relating to completion of the Merger and other one-time costs and recognized an $11.8 million charge in the third quarter of 1995. The following is a summary of the Merger and other one-time costs:

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1995
                                                            --------------------
                                                            DOLLARS IN THOUSANDS
      Merger costs:
        Investment banking fees............................       $ 4,100
        Legal and other fees...............................         1,469
        Executive severance................................         1,100
        Planned divestitures of certain facilities.........         1,500
      Other one-time costs:
        Relocation.........................................         1,626
        Integration........................................           850
        Other deferred acquisition costs...................         1,105
                                                                  -------
      Total................................................       $11,750
                                                                  =======

  As of December 31, 1996, all amounts provided under this charge had been paid.

                                 GRANCARE, INC.

  A reconciliation of consolidated total revenues and net income to amounts applicable to the separate pooled companies prior to the date of combination is as follows:


                                                   YEAR ENDED DECEMBER 31, 1994
                                                   ----------------------------
                                                       DOLLARS IN THOUSANDS
                                                      EXCEPT PER SHARE DATA
      TOTAL REVENUES
        GranCare..................................           $549,220
        Evergreen.................................            168,251
                                                             --------
                                                             $717,471
                                                             ========
      NET INCOME
        GranCare..................................           $ 15,179
        Evergreen.................................              9,111
                                                             --------
                                                             $ 24,290
                                                             ========
      NET INCOME PER SHARE (FULLY-DILUTED BASIS)
        GranCare..................................           $   1.08
        Evergreen.................................                .82
                                                             --------
                                                             $   1.07
                                                             ========

NOTE 5. DEBT

  Debt consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                              1996        1995
                                                         ----------- -----------
                                                          DOLLARS IN THOUSANDS
SENIOR DEBT
 Mortgage notes payable:
  Omega................................................  $    58,800 $    58,800
  Other (principally HRPT and FINOVA) in installments
   which include interest ranging from 8% to 11.5%.....       31,782      32,376
 Revolving loan under bank credit facility bearing in-
  terest based on LIBOR or prime rate..................       90,850      37,700
 Evergreen revenue bonds...............................       13,038      13,445
 Notes payable in installments which include interest
  ranging from 6.0% to 13.75%; final maturities in 1996
  through 2010.........................................       27,244      28,991
 Capitalized lease obligations (less imputed interest
  of $540 in 1996 and $570 in 1995)....................        4,520       4,622
 Other.................................................        2,400       2,400
                                                         ----------- -----------
    Total senior debt..................................      228,634     178,334
SUBORDINATED DEBT
 Senior subordinated notes; interest due semi-annually
  at 9 3/8%, principal due September 15, 2005..........      100,000     100,000
 Convertible subordinated debentures; interest due
  semi-annually at 6.5%, principal due January 15,
  2003.................................................       60,000      60,000
 Other notes payable...................................        1,143       1,271
                                                         ----------- -----------
    Total subordinated debt............................      161,143     161,271
                                                         ----------- -----------
Total debt.............................................      389,777     339,605
Less short-term notes payable and current maturities of
 long-term debt........................................        7,535       4,937
                                                         ----------- -----------
                                                         $   382,242 $   334,668
                                                         =========== ===========

                                GRANCARE, INC.

  On August 14, 1992, Professional Health Care Management, Inc. (PHCM, acquired by GranCare in 1992) entered into a $58,800,000 loan agreement with Omega Healthcare Investors, Inc. (Omega). The loan is secured by mortgages on certain health care facilities, and by the personal property used in connection with the operation of those facilities, as well as certain other intangibles, including the licenses for these facilities, to the extent permitted by Michigan law, and accounts receivable in excess of $1,000,000. The minimum interest rate on the loan is 13% per year, of which 12% is payable monthly in cash and 1% is deferred. The cash interest rate will increase in each subsequent year based upon a specified formula tied to either; (i) the percentage change in the Consumer Price Index published by the United States Department of Labor, or; (ii) the change in Gross Revenues (as defined in the loan agreement); however, the increase cannot be more than the interest for the prior fiscal year multiplied by 1.05. The 1% of deferred interest will accrue on an annual basis and will be cumulative on an annual basis as long as the loan remains outstanding. Quarterly principal payments of $1,470,000 are required beginning October 1, 2002, with the remaining balance plus the deferred interest due in August 2007. The loan agreement also contains certain restrictive covenants, including, but not limited to, restrictions on PHCM incurring additional debt, prepayment and minimum net worth requirements. As of December 31, 1996, the interest rate was 14.5%, including the 1% deferred interest.

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

  On January 29, 1993, GranCare completed a public offering of $60,000,000 aggregate principal amount of its 6.5% Convertible Subordinated Debentures due 2003. The Debentures are convertible into common stock of GranCare at any time prior to redemption or final maturity, at a conversion price of $27.145 per share, subject to adjustment upon the occurrence of certain events. Interest on the Debentures is payable semi-annually on January and July 15th. Approximately $15,600,000 of the net proceeds of $57,700,000 was used to repay certain indebtedness, and the remaining $42,100,000 was used for general corporate purposes, including the further expansion of specialty medical services and acquisitions. The Debentures were redeemed in February 1997 in connection with the TeamCare merger described in Note 3.

  In conjunction with the 1993 acquisition of four skilled nursing facilities in Wisconsin, GranCare entered into an $11,000,000 mortgage loan agreement with FINOVA. Interest accrues on the mortgage note at an adjustable rate of 2% over prime, with installments of principal and interest due monthly through April 2001, with final payment due May 2001. The mortgage note cannot be prepaid until 90 days prior to the end of the term without a prepayment penalty.

  At the end of 1993, a subsidiary of GranCare, GranCare Health Services, Inc. entered into a $50,000,000 revolving credit agreement with a syndicate of banks. In 1994, the agreement was amended to increase the line of credit to $80,000,000. This credit agreement terminated on March 29, 1995.

  On March 29, 1995, the Company entered into an agreement with First Union National Bank of North Carolina (First Union) pursuant to which First Union provided the Company with a $175 million revolving line of credit (the Credit Facility). The Company has used the proceeds from the Credit Facility to pay off its previous

                                GRANCARE, INC.

line of credit, fund the acquisition of Cornerstone and for general working capital purposes. In September 1995, concurrent with the High Yield Debt offering the Credit Facility was reduced to $150 million. Amounts outstanding under the Credit Facility bear interest based on LIBOR or prime rates (7.23% and 8.35%, respectively, at December 31, 1996). Amounts outstanding as of June 30, 1998 may convert to a term loan with equal quarterly installments due through the final maturity date of June 30, 2002. No principal payments are required under the Credit Facility prior to the June 30, 1998 conversion date. This Credit Facility was repaid in February 1997 in connection with the TeamCare merger described in Note 3.

  Evergreen maintained a revolving credit facility and a working capital facility (the Evergreen Credit Facility) in the aggregate maximum amount of $55,000,000 from a syndicate of banks, $45,000,000 of which was to be used for acquisitions and $10,000,000 of which was to be used for working capital purposes. The Evergreen Credit Facility was terminated at the merger. Six long-term health care facilities were refinanced via mortgage debt in March 1995 for $16,500,000, including the facilities held as collateral under the revolving credit facility. The Evergreen Credit Facility described above was entered into on June 7, 1994, as a refinancing of an existing $6,000,000 revolving credit facility with the same bank.

  On September 29, 1995, the Company closed the sale of $100 million aggregate principal amount of its 9 3/8% Senior Subordinated Notes due 2005 in an underwritten public offering. After paying underwriter fees and commissions, the approximately $96 million realized by the Company from the sale of the Senior Notes was used to pay outstanding indebtedness under its Credit Facility. The Notes were redeemed in February 1997 in connection with the TeamCare merger described in Note 3.

  The Evergreen revenue bonds include a $9,100,000 Series 1993A taxable adjustable demand issue that requires semiannual interest payments at a variable rate (5.45% at December 31, 1996) and annual principal payments through August 15, 2013. The remaining revenue bonds bear interest at fixed rates ranging from 7.75% to 9.5% through 2001--2002, and which are subject to change after such dates. These bonds mature in 2015; however, they may be redeemed by the bondholders on various dates in the years 2001, 2002, 2011 and 2012.

  Certain of these notes payable and related agreements contain covenant restrictions on additional debt, intercompany loans, dividends and the maintenance of certain financial ratios. The Company has pledged certain accounts receivable, leasehold interests and substantially all property and equipment as collateral under the various debt agreements.

  Maturities of debt and obligations under capital leases at December 31, 1996, are summarized as follows:

                                                 DEBT   CAPITAL LEASES  TOTAL
                                               -------- -------------- --------
                                                     DOLLARS IN THOUSANDS
   Year ending December 31,
     1997..................................... $  5,881    $ 1,942     $  7,823
     1998.....................................    4,879      1,787        6,666
     1999.....................................    2,552      1,044        3,596
     2000.....................................    7,481        203        7,684
     2001.....................................    1,860         84        1,944
   Thereafter.................................  362,604        --       362,604
                                               --------    -------     --------
   Total minimum payments.....................  385,257      5,060      390,317
   Less amounts representing interest.........      --         540          540
                                               --------    -------     --------
   Total obligations.......................... $385,257    $ 4,520     $389,777
                                               ========    =======     ========

                                GRANCARE, INC.

  In connection with the TeamCare merger described in Note 3, subsequent to year end the Company replaced its Credit Facility with a new credit facility in the aggregate amount of $300,000,000 (the New Credit Facility). The New Credit Facility will consist of two components: a $200,000,000 5-year revolving credit facility (which includes a $40,000,000 sub-limit for the issuance of standby letters of credit) and a $100,000,000 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75,000,000. The first $25,000,000 of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. The revolving credit portion of the New Credit Facility will mature in five years. The term loan portion of the New Credit Facility will be amortized in ten quarterly installments of $7,000,000 each commencing February 12, 1999, thereafter increasing to $10,000,000 per quarter. All remaining principal and accrued, unpaid interest shall be due and payable in full on the fifth anniversary of the closing date of the New Credit Facility. Interest on outstanding borrowings shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin.

NOTE 6. OPERATING LEASES

  The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. In 1995, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installments. In addition, beginning January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for six facilities expire in June 2006 and there are two 10 1/2-year renewal options. The Company has subleased six of the 24 facilities to unrelated parties.

  The Company leases additional health care facilities, certain other facilities, office space, and equipment from other unrelated parties. Substantially all the leases are operating leases which expire at various dates and generally contain options to renew for various terms. Certain leases also contain purchase options. Rents generally are subject to increase based on the Consumer Price Index, occupancy rates, Medicaid reimbursement rates or at stated amounts specified in the lease agreements. The Company is required to obtain the consent of HRPT with respect to certain transactions.

  A summary of GranCare's minimum commitments under operating leases at December 31, 1996, follows:

      YEAR ENDING                                                    DOLLARS IN
      DECEMBER 31,                                                   THOUSANDS
      ------------                                                   ----------
        1997........................................................  $ 47,089
        1998........................................................    46,049
        1999........................................................    41,019
        2000........................................................    29,581
        2001........................................................    26,585
      Thereafter....................................................   161,100
                                                                      --------
      Total minimum lease payments..................................  $351,423
                                                                      ========

                                GRANCARE, INC.

NOTE 6. OPERATING LEASES

  Aggregate future minimum lease payments to be received under noncancelable subleases are $4,955,000 for the year ended December 31, 1997 and $46,717,000 thereafter.

  Total rent expense for all operating leases, net of sublease income, aggregated $46,163,000, $41,058,000 and $35,632,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

  Subsequent to year end, the Company entered into an agreement with the owners of 17 of its long-term health care facilities located in Indiana and one in West Virginia to terminate the Company's lease obligations related to such facilities effective April 1, 1997 (see Note 13). Future minimum commitments under operating leases in the amount of $20,269,000 related to these facilities are included in the above table.

NOTE 7. COMMITMENTS AND CONTINGENCIES

LITIGATION

  The Company is involved in legal proceedings arising in the normal course of business. Management believes, based in part upon discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

THIRD PARTY SETTLEMENT APPEAL

  During the fourth quarter of 1996, the Company received final settlement on its 1994 cost reports for its California long-term health care facilities. The final settlements made by the intermediary for seven facilities included disallowances of a portion of speech and occupational therapy costs based on their interpretation of Medicare prudent buyer concept. In addition, the intermediary has reopened the 1993 cost reports for two facilities for the same issue. The Company has furnished therapy services to patients under arrangements with outside therapy contractors. The contracts with the outside contractors contain indemnification clauses regarding denial of payment for services provided. The intermediary asserts that the Company did not act as a prudent buyer of therapy services as the Company should have hired therapists instead of contracting for their services. In the absence of prudent buyer documentation to the contrary, the intermediary determined reasonable costs for therapy services based on internally developed survey data and other factors. The Company, in conjunction with a therapy company and another long-term care company, has filed an expedited group appeal to the Provider Reimbursement Review Board regarding these 1994 audit adjustments. A hearing is scheduled to take place during the Company's second quarter. Management (based on the advise of outside counsel) believes that it has a strong position in this matter and will ultimately prevail. If the hearing results in an unfavorable outcome to the Company and if the Company does not ultimately prevail on this matter, these adjustments could have a material adverse impact to net income of a particular future quarter or year.

WORKER'S COMPENSATION

  The Company, through its wholly-owned subsidiary, GCI Indemnity, Inc., maintains a captive insurance company for the purpose of paying worker's compensation claims. The Company maintains reinsurance contracts to minimize its insurance exposure. The Company accepts the first $350,000 of loss and loss adjustment expense liability per occurrence for worker's compensation risks. The Company's estimated liability for worker's compensation claims is reported in the accompanying Consolidated Balance Sheets as other long term liabilities. Investments held by the captive insurance company are reported in other assets section of the accompanying Consolidated Balance Sheets. These investments serve as collateral for worker's compensation loss and loss adjustment expense reserves.

                                GRANCARE, INC.

PHARMACEUTICAL SUPPLY AGREEMENTS

  In connection with the transactions described in Note 3, New GranCare has agreed to purchase for use at substantially all of its long-term health care facilities all its pharmaceutical supplies and related goods from TeamCare. The terms of the pharmaceutical supply agreements are for five years. Such agreements are terminable only upon material breach by TeamCare and a failure to cure such breach within 30 days of receipt of notice. However, New GranCare has agreed that for so long as Vitalink's limited guaranty of certain obligations of New GranCare to HRPT is in effect, New GranCare will not terminate any of the pharmaceutical supply agreements. Accordingly, the pharmaceutical supply agreements may extend through December 31, 2010, the date when all present New GranCare obligations to HRPT will be satisfied.

LETTERS OF CREDIT

  To support Vitalink's guaranty of New GranCare's obligations, effective February 12, 1997 New GranCare provided an irrevocable letter of credit payable in the amount of $15,000,000 to Vitalink in the event Vitalink makes any payments under the limited guaranty.

  In connection with the sale of four long-term health care facilities located in Michigan (see Note 4), the Company obtained a letter of credit in the amount of $9,000,000 for the benefit of Omega. This letter of credit is due to expire on March 22, 1998. At December 31, 1996, no amounts are outstanding under this letter of credit.

NOTE 8. INCOME TAXES

  The provision for income taxes consists of the following for the years ended December 31:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1996     1995    1994
                                                       -------  ------- -------
                                                        DOLLARS IN THOUSANDS
      CURRENT
        Federal....................................... $17,586  $11,880 $11,025
        State.........................................   3,222    1,714   2,832
                                                       -------  ------- -------
                                                        20,808   13,594  13,857
      DEFERRED
        Federal.......................................    (544)   1,133    (317)
        State.........................................    (210)      38     (16)
                                                       -------  ------- -------
                                                          (754)   1,171    (333)
                                                       -------  ------- -------
                                                       $20,054  $14,765 $13,524
                                                       =======  ======= =======

  At December 31, 1996, the Company and its subsidiaries have approximately $6,600,000 of federal net operating loss carryforwards and various state income tax net operating loss carryforwards expiring at various dates through 2008. The use of the acquired federal net operating loss carryforwards is subject to both annual dollar limitations and the general requirements that such carryforwards be offset only against the taxable income of the acquired operations.

  The portion of the net operating loss carryforwards not relating to acquired operations is also subject to various limitations because of previous ownership changes. The valuation allowance at December 31, 1995, pertained to nonacquired net operating loss carryforwards.

                                GRANCARE, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the cumulative temporary differences are as follows:

                               YEAR ENDED DECEMBER 31,
                               -----------------------
                                    1996        1995
                               ----------- -----------
                                DOLLARS IN THOUSANDS
   DEFERRED INCOME TAX LIA-
    BILITIES
     Fixed asset basis dif-
      ferences...............  $    15,932 $    17,318
     Deferred rent...........          558         --
     Investments.............        4,791       3,276
     Intangible asset basis
      differences............        4,035       1,648
     Deferred gain on sale of
      assets.................          668       1,263
     Other...................          216         266
                               ----------- -----------
   Total deferred income tax
    liabilities..............       26,200      23,771
   DEFERRED INCOME TAX ASSETS
     Vacation and compensa-
      tion accruals..........        3,898       4,103
     Accounts receivable.....        1,119       5,981
     Deferred rent...........          --          426
     Voluntary employees'
      benefit association....          588         507
     Net operating loss and
      credit carryforwards...        4,284       7,367
     Accrued one-time costs..        1,374         --
     Accrued merger costs....          --          886
     Workers' compensation
      and other insurance....          328       2,088
     Prepaid expenses and
      other current assets...          764         --
                               ----------- -----------
   Total deferred income tax
    assets...................       12,355      21,358
   Valuation allowance for
    deferred income tax as-
    sets.....................          --       (3,389)
                               ----------- -----------
   Net deferred income tax
    assets...................       12,355      17,969
                               ----------- -----------
   Net deferred income tax
    liabilities..............  $    13,845 $     5,802
                               =========== ===========

  The valuation allowance decreased as shown below:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1996    1995    1994
                                                        -------- ---------------
                                                          DOLLARS IN THOUSANDS
   Recognition of NOL carryforwards as a reduction in
    income tax expense................................  $    514 $  325 $    325
   NOL which will not be recognized due to expiration.     2,875    --       --
   Initial recognition of deductible temporary differ-
    ences as a reduction in income tax expense........       --     --       665
   Recognition of acquired NOLs and deductible tempo-
    rary differences as a reduction to goodwill.......       --     --     2,548
                                                        -------- ------ --------
                                                        $  3,389   $325 $  3,538
                                                        ======== ====== ========

                                GRANCARE, INC.

  Differences between GranCare's income tax expense and the amount calculated utilizing the federal statutory rate are as follows:

                                           YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------
                         1996 AMOUNT PERCENT 1995 AMOUNT PERCENT 1994 AMOUNT PERCENT
                         ----------- ------- ----------- ------- ----------- -------
                                            DOLLARS IN THOUSANDS
Income tax at statutory
 rate...................   $18,471    35.0%    $12,365    35.0%    $13,236    35.0%
State tax, net of fed-
 eral benefit...........     1,958     3.7       1,135     3.2       1,958     5.2
Merger costs............       --      --        1,435     4.1         --      --
Federal NOL current.....      (277)    (.5)       (277)    (.8)       (277)    (.7)
Reduction in valuation
 allowance, net of
 write-off of expired
 NOL....................      (237)    (.5)        --      --         (665)   (1.8)
State NOL, net of fed-
 eral benefit...........       --      --          (48)    (.1)        (48)    (.1)
Federal tax credits.....       --      --          (88)    (.3)       (458)   (1.2)
Other...................       139      .3         243      .7        (222)    (.6)
                           -------    ----     -------    ----     -------    ----
                           $20,054    38.0%    $14,765    41.8%    $13,524    35.8%
                           =======    ====     =======    ====     =======    ====

NOTE 9. SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                GRANCARE, INC.

  On May 3, 1994, GranCare adopted a Stock Option/Stock Issuance Plan (the 1994 Plan) which provides for the granting of incentive stock options, the granting of limited stock appreciation rights, a salary reduction grant program, and a stock issuance program for selected employees of GranCare. The 1994 Plan has an automatic grant program for the granting of options to non-employee directors. The total number of common shares issuable under the 1994 Plan is 1,363,960 shares. The 1994 Plan contains a provision that provides that each year, commencing with the 1995 calendar year, the common stock available for grant under the 1994 Plan will automatically increase by an amount equal to 1% of the shares of common stock outstanding on December 31 of the immediately preceding calendar year.

  The exercise price per share for incentive stock options cannot be less than 100% of the fair market value per share of GranCare's common stock on the grant date. For nonstatutory options, the exercise price per share may not be less than 85% of such fair market value. No option shall have a maximum term in excess of ten years from the grant date. The Plan Administrator, as designated by the Board of Directors, will have complete discretion to grant incentive stock options and limited stock appreciation rights, and to choose individuals to participate in the salary reduction grant program. The Plan Administrator may, at its discretion, sell shares of GranCare's common stock at a price per share not less than 85% of fair market value in accordance with the stock issuance program. Shares may also be issued solely as a bonus for past services.

  The Plan Administrator may, at its discretion, grant an employee with incentive stock options the right to surrender all or part of an unexercised option in exchange for a distribution from GranCare, or limited stock appreciation rights. The distribution will be an amount equal to the excess of the fair market value of the number of shares on the surrender date, over the aggregate price payable for such vested shares. No limited stock appreciation rights have been issued under the 1994 Plan.

  On January 1, 1996, GranCare adopted an Outside Directors Stock Incentive Plan (the 1996 Plan) which provides the granting of stock options and common stock for non-employee directors. The 1996 Plan provides for the automatic annual grant of shares of common stock to each non-employee director. The total number of common shares issuable under the 1996 Plan is 250,000 shares. Under the Plan, each non-employee director will also receive stock option awards granted at various intervals. The exercise price of all of such options will be the fair market value of common stock on the date of grant and such options will vest in equal annual increments over a three year period.

  Proforma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.77 % and 6.91%; volatility factors of the expected market price of the Company's common stock of .424 and .451; and a weighted-average expected life of the option of 8 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                GRANCARE, INC.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                             1996        1995
                                                        ----------- -----------
                                                         DOLLARS IN THOUSANDS
                                                                EXCEPT
                                                        EARNINGS PER SHARE DATA
   Pro forma net income................................ $    31,753 $    19,968
   Pro forma net income per share:
     Primary........................................... $      1.32 $      0.84
     Fully diluted..................................... $      1.29 $      0.83

  Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until future years.

  In connection with the Evergreen merger, 9,672,806 shares of GranCare common stock were issued in the exchange. Additionally, Evergreen stock options that remained outstanding were exchanged for options to purchase GranCare stock with the same terms, except as adjusted for the common stock exchange ratio. The GranCare options issued in connection with the Evergreen exchange totaled approximately 214,000 and are included in the option table presented below, based on their original issuance date by Evergreen.

  A summary of the Company's warrants activity for the three years ended December 31, 1996 is as follows:

                                                  YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------
                                   1996                    1995                    1994
                          ----------------------- ----------------------- -----------------------
                                                  (WARRANTS IN THOUSANDS)
                                     WEIGHTED -              WEIGHTED -              WEIGHTED -
                                      AVERAGE                 AVERAGE                 AVERAGE
                          WARRANTS EXERCISE PRICE WARRANTS EXERCISE PRICE WARRANTS EXERCISE PRICE
                          -------- -------------- -------- -------------- -------- --------------
Outstanding at beginning
 of year................     352        $ 5          765        $ 3          890        $ 4
Exercised...............    (352)         5         (413)         2         (125)         5
                            ----                    ----                    ----
Outstanding at end of
 year...................     --         --           352          5          765          3
                            ====                    ====                    ====
Exercisable at end of
 year...................     --         --           352          5          765          3
                            ====                    ====                    ====

  A summary of the Company's stock option activity (including the exchanged Evergreen options mentioned above) for the three years ended December 31, 1996, is as follows:

                                                YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------
                                   1996                   1995                   1994
                          ---------------------- ---------------------- ----------------------
                                                 (OPTIONS IN THOUSANDS)
                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                     AVERAGE                AVERAGE                AVERAGE
                          OPTIONS EXERCISE PRICE OPTIONS EXERCISE PRICE OPTIONS EXERCISE PRICE
                          ------- -------------- ------- -------------- ------- --------------
Outstanding at beginning
 of year................   2,142       $12        2,268       $11        1,809       $ 9
Granted.................     410        15          387        16          584        15
Cancelled...............    (101)       16         (156)       16          (28)        8
Exercised...............     (96)       14         (357)        5          (97)        4
                           -----                  -----                  -----
Outstanding at end of
 year...................   2,355        13        2,142        12        2,268        11
                           =====                  =====                  =====
Exercisable at end of
 year...................   1,436        11        1,186        10        1,117         7
                           =====                  =====                  =====
Weighted-average fair
 value of options
 granted during the
 year...................               $ 9                    $10

                                GRANCARE, INC.

  At December 31, 1996, an aggregate of 611,000 shares was available for future grant under GranCare's stock incentive plans. Together with the 2,355,000 stock options outstanding on that date, approximately 2,966,000 shares of common stock were reserved for future issuance. In connection with the TeamCare merger described in Note 3, New GranCare has adopted a replacement plan whereby 2,355,000 options were issued and fully vested and are exercisable on substantially the same terms as the GranCare options discussed above.

  Exercise prices for options outstanding as of December 31, 1996 ranged from $0.77 to $21.00. The weighted-average contractual life of those options is 7 years.

NOTE 10. EMPLOYEE BENEFIT PLANS

  The Company currently has two separate benefit plans covering employees of GranCare. The defined benefit plan, which was amended as of December 31, 1986 to freeze benefits for all but certain unionized employees, covers certain employees after reaching age 21 and completion of one year of service. During 1990, the accrual of benefits was suspended for the employees who continued to accrue benefits after December 31, 1986. In September 1996, the Board of Directors approved termination of this plan effective December 31, 1996.

  At December 31, 1996 and 1995, the projected benefit obligations were $675,000 and $588,000 respectively. Adjustments to recognize minimum pension liability have been reflected in the accompanying Consolidated Statements of Shareholders' Equity.

  Other employees of the Company are covered by various defined contribution plans. Company contributions are based on a certain percentage of wages, a matching percentage of the participants' voluntary contributions, or at the Company's discretion. During 1996, 1995 and 1994, the Company recognized $2,000,000, $1,645,000 and $1,145,000 respectively, of expense related to these plans.

  On May 14, 1996 GranCare adopted the Senior Executive Shareholder Value Program for the Company's senior level executive officers and the Shareholder Value Program for all other executive officers and employees (collectively the Shareholder Value Program). The Shareholder Value Program provides for the payment of cash incentives based on the performance of the Company over a three year performance period vis-a-vis a peer group. The Shareholder Value Program vests upon a "Change in Control", which the TeamCare merger described in Note 3 constitutes. The Board of Directors of the Company has determined that upon consummation of the merger, the senior executives and all other plan participants would receive $2.3 million and $2.2 million, respectively (see
Note 3).

NOTE 11. RELATED-PARTY TRANSACTIONS

  In connection with various acquisitions, GranCare has incurred debt payable to former owners who are now employees of GranCare. Such debt totaled $6,189,000 and $3,779,000 at December 31, 1996 and 1995, respectively.

  On October 1, 1996, the Company repurchased for $3,110,000 in cash one of the two long-term health care facilities it sold in December 1993 to an individual previously engaged by GranCare as a consultant on various acquisitions and divestitures. Subsequent to this date, the individual satisfied to the Company all obligations remaining in connection with the 1993 sale.

  In 1994, GranCare sold three of its long-term health care facilities to a former employee of GranCare at an aggregate sales price of $3,000,000. GranCare provided financing of $2,550,000 on these sales and recognized a total gain of $2,373,000.

                                GRANCARE, INC.

  Included in notes receivable in the accompanying Consolidated Balance Sheets at December 31, 1996 and 1995, is a $5,720,000 and $2,850,000 note receivable, respectively, resulting from working capital advances made to the owner of certain facilities currently managed by the Company. The loan bears interest payable monthly at 1% above the prime rate and is secured by the accounts receivable, inventory and equipment of the managed facilities. The 1996 amount reflects a $3,000,000 write-off which was a component of the $18,400,000 exit and other one-time costs charge recorded in the third quarter of 1996 (see
Note 13).

NOTE 12. FAIR VALUES OF FINANCIAL INSTRUMENTS AND INVESTMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

  Cash and Cash Equivalents The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

  Investments The carrying amount reported in the balance sheet for investments approximates fair value. The investments in municipal bonds are held by GranCare's captive insurance subsidiary and are restricted to use by only that subsidiary, and are not available for general corporate purposes. All investments are classified as "available for sale" for accounting purposes and, therefore, are carried at fair value with unrealized gains and losses recorded directly in equity. Fair market values are based on quoted market prices.

  There were no significant realized gains or losses on sales of investments during 1996, 1995 and 1994. The investments in municipal bonds generally mature within six years (e.g., 2001 to 2002).

  Notes Payable and Long-Term Debt The carrying amounts of GranCare's borrowing under the revolving loan and various mortgages and notes payable approximate fair value. The fair value of GranCare's convertible subordinated debentures and senior subordinated notes is based on their quoted market price.

  The cost basis and estimated fair values of GranCare's financial instruments at December 31 are as follows:

FINANCIAL INSTRUMENT     1996 COST BASIS ESTIMATED FAIR VALUE 1995 COST BASIS ESTIMATED FAIR VALUE
--------------------     --------------- -------------------- --------------- --------------------
                                                   DOLLARS IN THOUSANDS
Cash and cash equiva-
 lents..................    $ 14,512           $ 14,512          $ 17,738           $ 17,738
Investments:
  Marketable equity se-
   curities.............      10,233             21,532             9,506             17,695
  Municipal bonds.......      17,240             17,401            12,166             12,610
                            --------           --------          --------           --------
                              27,473             38,933            21,672             30,305
Notes payable and long-
 term debt:
  Revolving loan and
   other debt...........     229,777            229,777           179,605            179,605
  Convertible subordi-
   nated debentures.....      60,000             61,500            60,000             52,200
  Senior Subordinated
   Notes................     100,000            106,750           100,000            103,000

  Note: The cost basis is the carrying amount for all financial instruments except for investments, as noted above.

NOTE 13. EXIT, RESTRUCTURING AND OTHER ONE-TIME CHARGES

EXIT AND OTHER ONE-TIME CHARGES

  During the third quarter of 1996, management decided to close five facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The plan to exit these

                                GRANCARE, INC.

activities, including providing appropriate notice as required by regulations to residents, employees and authorities has commenced. The facilities will be closed and operating activities will cease. The remaining net book value of leasehold improvements at the dates of closure have been charged to operations. On March 6, 1997, the Company modified its plan to close five Indiana facilities to terminate its lease obligations and operations of a total of 18 facilities. This modification did not significantly impact the exit costs previously accrued in the third quarter of 1996. Management expects to complete the lease terminations in the first quarter of 1997. The revenues and income before taxes of these facilities and related regional offices during 1996 were $57,140,000 and $677,000, respectively. In addition, in the third quarter of 1996, the Company recorded other charges as set forth in the following table, including a charge for additional bad debt expense related to TeamCare. The charge for bad debt expense is attributable to the increased risk of collection resulting from the deterioration in the financial condition of certain customers. The notes receivable written off are for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. The write-off of leasehold improvements, notes receivable and bad debt expense are reflected in the accompanying Consolidated Balance Sheets as a direct reduction of the related asset. Costs related to the termination of the frozen pension plan and other items have been reflected in accrued expenses in the accompanying Consolidated Balance Sheets. The following is a summary of the exit and other one-time charges:

                                                           DOLLARS IN THOUSANDS
                                                           --------------------
   EXIT COSTS:
     Write-off of leasehold improvements in connection
      with the terminated leases..........................       $10,600
   OTHER:
     TeamCare bad debt expense............................         2,900
     Write-off of notes receivable........................         3,000
     Termination of frozen pension plan and other items...         1,900
                                                                 -------
                                                                 $18,400
                                                                 =======

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

                                                            DOLLARS IN THOUSANDS
                                                            --------------------
   Actual and projected net operating losses of the facil-
    ities to be sold, from the commitment date to their
    anticipated disposal dates............................         $2,620
   Less: Estimated gains from the sale of the facilities..          2,250
                                                                   ------
                                                                      370
   Personnel costs--termination and severance.............          3,700
   Professional fees--legal, accounting and appraisals--
    and other exit costs..................................          1,100
   Write-off of unamortized financing fees resulting from
    restructuring.........................................          2,400
   Other..................................................            630
                                                                   ------
   Total restructuring costs..............................         $8,200
                                                                   ======

                                GRANCARE, INC.

  The termination and severance benefits cover approximately 50 employees who work or worked in the facilities to be divested or GranCare's corporate or regional offices. Charges against the restructuring reserve in 1996, 1995 and 1994 included the write-off of unamortized financing fees and operating gains and losses of the facilities sold. At December 31, 1996, all amounts provided under this charge had been paid.

NOTE 14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The following table presents the Company's quarterly financial results of operations for the years ended December 31, 1996 and 1995:

                                                                     NET INCOME
                                                                     (LOSS) PER
                              REVENUES         NET INCOME               SHARE
                         ------------------- ------------------     --------------
                            1996      1995     1996       1995        1996   1995
                         --------- --------- -------    -------     --------------
                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
First Quarter........... $ 230,011 $ 191,681 $ 6,590    $ 6,079     $ 0.28 $ 0.25
Second Quarter..........   247,271   204,426   8,180      7,713       0.34   0.32
Third Quarter...........   268,371   208,462   9,392(2)    (518)(1)   0.39  (0.02)
Fourth Quarter..........   257,470   211,893   8,558      7,290       0.35   0.31

--------
(1) Includes merger and other one-time costs of $11.8 million (see Note 4).
(2) Includes the effects before income taxes of (a) $18.0 million gain on the sale of the Company's interest in ALS (see Note 2) and (b) exit and other one-time costs of $18.4 million (see Note 13).

                                 GRANCARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                       ADDITIONS
                            BALANCE AT CHARGED TO CHARGED TO              BALANCE
                            BEGINNING  COSTS AND    OTHER                 AT END
DESCRIPTION                  OF YEAR    EXPENSES   ACCOUNTS   DEDUCTIONS  OF YEAR
-----------                 ---------- ---------- ----------  ----------  -------
Year ended December 31,
 1994:
 Allowance for doubtful ac-
  counts...................    7,059     8,290      1,182(2)    6,639(1)   9,892
 Restructuring reserve for
  estimated losses on
  reorganization and
  divestiture of
  facilities...............      --      8,200        --        3,658(3)   4,542
Year ended December 31
 1995:
 Allowance for doubtful ac-
  counts...................    9,892     6,281        572(2)    5,889(1)  10,856
 Restructuring reserve for
  estimated losses on
  reorganization and
  divestiture of
  facilities...............    4,542       --         --        4,042(3)     500
Year ended December 31,
 1996:
 Allowance for doubtful ac-
  counts...................   10,856     7,318        --        6,965(1)  11,209
 Restructuring reserve for
  estimated losses on
  reorganization and
  divestiture of
  facilities...............      500       --         --          500(3)     --

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Allowances recorded at date of acquisition.
(3) Writeoff of deferred loan and other related costs, operating results of the facilities to be divested and gain or loss on the sale of those facilities.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   Amended and Restated Certificate of Incorporation (Note 13)
   3.2   Bylaws (Note 13)
   4.1   Specimen of Common Stock Certificate (Note 13)
  10.1   Acquisition Agreement, Agreement to Lease and Mortgage Loan Agreement,
         dated December 28, 1990 by and among Health and Rehabilitation
         Properties Trust ("HRPT") and HostMaster, Inc., AMS Holding Co.,
         American Medical Services, Inc. and AMS Properties, Inc. ("AMS"), as
         amended through December 29, 1993 (Note 1)
  10.2   Master Lease Document, dated December 28, 1990, between HRPT and AMS
         (Note 1)
  10.3   Form of Guaranty, dated December 28, 1990, by American Medical
         Services, Inc. and each of its subsidiaries in favor of HRPT (Note 1)
  10.4   Deed of Trust and Security Agreement, dated as of January 28, 1993, from GCI Colter Village, Inc. in favor of Bell Atlantic TriCon Leasing
         Corporation ("Bell Atlantic"), with respect to the Colter Village complex (Note 5)
  10.5   Deed of Trust and Security Agreement, dated April 7, 1993 from GCI
         Bella Vita, Inc. in favor of Bell Atlantic with respect to the Bella
         Vita skilled nursing facility (Note 5)
  10.6   Mortgage and Security Agreement and Fixture Financing Statement, dated as of May 7, 1993 from GCI-Wisconsin Properties, Inc. in favor of Bell
         Atlantic (Note 5)
  10.7   Mortgage and Security Agreement and Fixture Financing Statement, dated as of May 7, 1993 from GCI-Wisconsin Properties, Inc. in favor of Bell
         Atlantic (Note 5)
  10.8   Amendment to Acquisition Agreement, Agreement to Lease and Mortgage
         Loan Agreement among HRPT, GranCare, Inc., AMS and GCI Health Care
         Centers, Inc., dated as of December 29, 1993 (Note 7)
  10.9   Amendment to Master Lease between HRPT and AMS, dated as of December
         29, 1993 (Note 7)
  10.10  First Amendment to Lease and Security Agreement dated October 28,
         1994, by and among Nationwide Health Properties, Inc., as Landlord and
         GCI Palm Court, Inc. and GranCare, Inc. as Tenant (Note 7)
  10.11  Agreement and Plan of Merger among GranCare, Inc., GW Acquisition
         Corp. and Evergreen Healthcare, Inc., dated as of May 2, 1995 (Note 8)
  10.12  Plan and Agreement of Merger by and among GranCare, Inc., Healthtrust,
         Inc.--The Hospital Company and Coralstone Management, Inc. with respect to Cornerstone Health Management Company, Inc. (Note 9)
  10.13  Credit Agreement between the Company and First Union National Bank of
         North Carolina, as Administrative Agent and LC Bank and The Chase
         Manhattan Bank as Syndication Agent, dated as of February 12, 1997
         (the Registrant hereby undertakes to provide exhibits omitted from the
         Credit Agreement upon request)
  10.14  First Amendment to Credit Agreement, dated as of April 18, 1997
 *10.15  GranCare, Inc. 1996 Annual Incentive Plan, Long Term Incentive Plan
         and Stockholder Value Program (Note 14)
 *10.16  GranCare, Inc. Outside Directors Stock Incentive Plan (Note 14)
 *10.17  GranCare, Inc. 1996 Replacement Stock Option Plan (Note 14)
 *10.18  Executive Split Dollar Life Insurance Plan (Note 14)
 *10.19  Executive Deferred Compensation Plan (Note 14)
 *10.20  401(k) Savings Plan and Trust (Note 12)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   10.21 Assignment, Assumption and Amendment of the GranCare, Inc. 401(k)
         Savings Plan (Note 14)
 *10.22  GranCare, Inc. 1996 Stock Incentive Plan (Note 14)
  10.23  Amendment to Master Lease Document and Facility Lease between GHI
         Health Care Center, Inc. And HRPT, dated as of October 1, 1994 (Note
         12)
  10.24  Amendment to Master Lease Document and Facility Lease between AMS and
         HRPT, dated as of October 1, 1994 (Note 12)
  10.25  Promissory Note from AMS to HRPT in the principal amount of $11.5 million, dated October 1, 1994 (Note 12)
  10.26  Mortgage and Security Agreement from AMS to HRPT for the Northwest and
         River Hills West Health Care Centers, dated as of March 31, 1995 (Note
         12)
  10.27  Master Settlement Agreement between GranCare, Inc. and the Service
         Employees International Union ("SEIU"), dated as of November 6, 1995
         (Note 12)
  10.28  Settlement Agreement between GranCare and the SEIU with respect to four of GranCare's facilities located in the State of Michigan, dated as of January 29, 1996 (Note 12)
  10.29  Settlement Agreement between GranCare, Inc. and the SEIU with respect to seven of GranCare's facilities located in the State of Wisconsin
         (Note 12)
  10.30  Settlement Agreement between GranCare, Inc. and the SEIU with respect to seven of GranCare's facilities located in the State of California
         (Note 12)
  10.31  Form of Mortgage and Security Agreement with respect to five of
         GranCare's facilities located in the State of Illinois to secure a loan in the aggregate principal amount of $16.5 million from Health
         Care Capital Finance, Inc. (the "Health Care Capital Loan"), each agreement dated as of March 23, 1995 (Note 12)
  10.32  Deed to Secure Debt and Security Agreement with respect to GranCare,
         Inc.'s facility located in Georgia to secure the Health Care Capital
         Loan, dated as of March 23, 1995 (Note 12)
  10.33  Bond Trust Indenture between Health Care Fund II, Ltd., and LaSalle
         National Trust, N.A., as bond Trustee, dated as of June 1, 1993 (Note
         12)
  10.34  Form of Direct Note Obligation, Series 1993 (Health Care Fund II,
         Ltd.), dated June 23, 1993 (Note 12)
  10.35  Form of Direct Note Obligation, Series 1993A (Health Care Fund II,
         Ltd.), dated June 23, 1993 (Note 12)
  10.36  Bond Trust Indenture between Health Care Fund II, Ltd., and LaSalle
         National Trust, N.A., as Bond Trustee, dated as of August 1, 1993
         (Note 12)
  10.37  Direct Note Obligation, Series 1993B-1 (Health Care Fund II, Ltd.)
         dated June 23, 1993 (Note 12)
  10.38  Direct Note Obligation, Series 1993B-2 (Health Care Fund II, Ltd.)
         dated June 23, 1993 (Note 12)
  10.39  Tax Allocation and Indemnification Agreement by and among the Company,
         Vitalink and certain subsidiaries of the Company dated as of February
         12, 1997
  10.40  Non-Competition Agreement between Vitalink and the Company dated as of
         February 12, 1997
 *10.41  Form of employment Agreement between the Company and M. Scott Athans
         (Note 13)
 *10.42  Form of Employment Agreement for Executive Vice Presidents (Note 13)
  10.43  Consent and Amendment to Transaction Documents dated as of December
         31, 1996 (the "Consent and Amendment") among GCI Health Care Centers,
         Inc., the Company, Vitalink, HRPT and AMS Properties, Inc. (the
         Company hereby undertakes to provide all exhibits omitted from the
         Consent and Amendment to the Commission upon request) (Note 14)

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
  10.44  Limited Guaranty between Vitalink and HRPT dated as of February 12,
         1997
  10.45  Assumption Agreement (the "Assumption Agreement") by the Company in
         favor of HRPT (the Registrant hereby undertakes to provide all exhibits omitted from the Assumption Agreement to the Commission upon request) (Note 14)
  10.46  Release and Settlement Agreement dated as of April 1, 1997 with respect to leases for 17 facilities located in the State of Indiana
  10.47  Amended and Restated Agreement and Plan of Distribution dated as of
         September 3, 1996 (the "Distribution Agreement") between the
         Predecessor and the Successor (the Registrant hereby undertakes to provide all schedules omitted from the Distribution Agreement to the
         Commission upon request) (Note 14)
  11.1   Computation of Earnings Per Share
  12.1   Subsidiaries of Registrant
  23.1   Consent of Ernst & Young LLP, independent auditors
  23.2   Consent of KPMG Peat Marwick LLP, independent auditors

--------
* Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, previously filed where indicated and incorporated herein by reference.

 NOTE
REFERENCE                          DOCUMENT

 (1) Incorporated by reference to the Predecessor's registration statement on Form S-1 (Registration No. 33-42595), as amended, which was filed with the Commission on September 11, 1991.
 (2) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1991.
 (3) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the period ended December 31, 1993.
 (4) Incorporated by reference to the Predecessor's Current Report on Form 8-K which was filed with the Commission on July 15, 1994.
 (5) Incorporated by reference to the Predecessor's Current Report on Form 8-K for which was filed with the Commission on July 15, 1994.
 (6) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
 (7) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
 (8) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the quarterly period ended December 31, 1994.
 (9) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.
(10) Incorporated by reference to the Predecessor's Current Report on Form 8-K which was filed with the Commission on April 19, 1995.
(11) Incorporated by reference to the Predecessor's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.
(12) Incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1995.
(13) Incorporated by reference to the Successor's Registration Statement on Form S-1 (Registration No. 333-19097) which was filed with the Commission on December 31, 1996.
(14) Incorporated by reference to the Successor's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-19097) which was filed with the Commission on January 8, 1997.