Form 10-Q
period 1997-03-31
GRANCARE INC
filed 1997-05-15
CIK 879102

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-12621

                                 GRANCARE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             95-4336136
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

One Ravinia Drive, Suite 1500 Atlanta, Georgia                    30346
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

                            Yes X       No
                               ---        ---

There were 23,815,742 shares outstanding of registrant's Common Stock, par value $0.001 per share, as of May 12, 1997.

--------------------------------------------------------------------------------

                                 GRANCARE, INC.

                                     INDEX
                                     -----

                                                                              Page No.
                                                                              --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets-
           March 31, 1997 and December 31, 1996.................................   3

           Condensed Consolidated Statements of Income-
           Three Months Ended March 31, 1997 and 1996...........................   5

           Condensed Consolidated Statements of Shareholders Equity -
           Three Months Ended March 31, 1997 and 1996...........................   6

           Condensed Consolidated Statements of  Cash Flows-
           Three Months Ended March 31, 1997 and 1996...........................   7

           Notes to Condensed Consolidated Financial Statements.................   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the
         Three Months Ended March 31, 1997......................................  11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................  17

Item 2.  Changes in Securities..................................................  17

Item 3.  Defaults Upon Senior Securities........................................  17

Item 4.  Submission of Matters to a Vote of Security Holders....................  18

Item 5.  Other Information......................................................  18

Item 6.  Exhibits and Reports on Form 8-K.......................................  18

Signatures......................................................................  19


PART I - FINANCIAL INFORMATION

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

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                           March 31,   December 31,
                                             1997          1996
                                          -----------  ------------
                                          (Unaudited)     (Note)
ASSETS
Current assets:
 Cash and cash equivalents..............    $ 10,267       $ 14,512
 Accounts receivable, less allowance
  for doubtful accounts
  (1997 - $6,088 and 1996 - $11,209)....     215,729        233,335
 Inventories............................       2,067         17,312
    Notes receivable....................      24,520         24,520
 Prepaid expenses and other current
  assets................................      22,223         18,786
 Deferred income taxes..................       5,887          9,239
                                          -----------  ------------
  Total current assets..................     280,693        317,704

Property and equipment..................     248,802        271,536
 Less accumulated depreciation..........     (54,648)       (64,387)
                                          -----------  ------------
                                             194,154        207,149
Other assets:
 Investments, at fair value.............      36,175         38,933
 Goodwill, less accumulated amortization
  (1997 - $5,406 and 1996 - $10,332)....      56,241        133,152
 Other intangibles, less accumulated
  amortization (1997 - $5,181 and
  1996 - $9,700)........................       9,627         11,613
 Other..................................      28,533         39,488
                                          -----------  ------------

Total assets............................    $605,423       $748,039
                                          ===========  ============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                           March 31,   December 31,
                                             1997          1996
                                         ------------  ------------
                                          (Unaudited)     (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..    $ 86,928       $ 79,824
 Accrued wages and related liabilities..      18,374         21,541
 Interest payable.......................       5,509          8,235
 Notes payable and current maturities
  of long-term debt.....................       3,074          7,535
                                         ------------  ------------
  Total current liabilities.............     113,885        117,135

Long-term debt..........................     322,915        382,242
Deferred income taxes...................      17,439         23,084
Other...................................      11,108         11,278

Shareholders' equity:
 Common stock; $0.001 par value;
  50,000,000 shares authorized
  (shares issued: 1997-23,804,988)......          24             --
    Paid in capital.....................     124,774             --
 Common stock; no par value; 50,000,000
  shares authorized
  (shares issued: 1996-23,677,825)......          --        123,378
 Equity component of minimum pension
  liability.............................        (542)          (542)
 Unrealized gain on investments net of
  income taxes (1997 -
  $4,138 and 1996 - $4,573).............       6,207          6,885
 Retained earnings......................       9,613         84,579
                                         ------------  ------------
                                             140,076        214,300
                                         ------------  ------------

Total liabilities and shareholders'
 equity.................................    $605,423       $748,039
                                         ============  ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                          Three Months Ended
                                               March 31,
                                         ---------  ---------
                                            1997       1996
                                         ---------  ---------
Revenues:
  Net patient revenues..................  $222,926   $228,827
  Investment and other revenue..........     1,590      1,184
                                         ---------  ---------

    Net revenues........................   224,516    230,011

Expenses:
  Operating expenses....................   203,854    205,075
  Depreciation and amortization.........     5,751      6,158
    Interest expense and financing
     charges............................     8,537      8,149
  Nonrecurring costs-merger and other
   costs................................    28,300         --
                                         ---------  ---------

    Total expenses......................   246,442    219,382
                                         ---------  ---------

Income (loss) before income taxes and
        extraordinary charge............   (21,926)    10,629
Income taxes............................      (620)     4,039
                                         ---------  ---------
Income (loss) before extraordinary
 charge.................................   (21,306)     6,590
Extraordinary charge - loss on early
 extinguishment of debt, net of income
  tax benefit of $2,961.................     4,831         --

      Net income (loss).................  $(26,137)  $  6,590
                                         =========  =========


Net income (loss) per common and common
 equivalent share:
 Primary:
   Income (loss) before extraordinary
    charge..............................  $  (0.90)  $   0.28
   Extraordinary charge.................     (0.20)        --
   Net income (loss)....................  $  (1.10)  $   0.28
                                         =========  =========
 Fully diluted:
   Income (loss) before extraordinary
    charge..............................  $  (0.90)  $   0.28
   Extraordinary charge.................     (0.20)        --
   Net income (loss)....................  $  (1.10)  $   0.28
                                         =========  =========
Weighted average number of common and
 common equivalent shares outstanding:
    Primary.............................    23,740     23,785
                                         =========  =========
    Fully diluted.......................    23,740     26,324
                                         =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.
                                 --------------

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                                                 Equity
                                                                               Component
                                                  Common                       of Minimum     Unrealized
                                  Common Stock,    Stock,        Paid in         Pension       Gain on      Retained
                                     No Par      $0.001 Par      Capital        Liability    Investments    Earnings        Total
                                  -------------  ----------     ---------      ----------    -----------   ----------     --------
Balances at January 1, 1997        $ 123,378    $      --       $      --         $(542)       $6,885      $ 84,579       $214,300
TeamCare Merger transactions:
   Conversion of Common
   Stock..........................  (123,378)          24         123,354            --            --            --             --
   Dividend of TeamCare...........        --           --              --            --            --       (48,829)       (48,829)

Issuance of 127,163 shares
 of common stock on exercise of
 options..........................        --           --           1,420            --            --            --          1,420

Unrealized loss on investments....        --           --              --            --          (678)           --           (678)

Net income (loss).................        --           --              --            --            --       (26,137)       (26,137)
                                   ---------    ---------       ---------         -----        ------      --------
Balances at March 31, 1997........        --    $      24       $ 124,774         $(542)       $6,207      $  9,613       $140,076

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars In Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                  ----------     --------
OPERATING ACTIVITIES                                  1997         1996
                                                  ----------     --------

 Net income (loss).............................   $ (26,137)    $  6,590
 Adjustments to reconcile net income to
  net cash
  used in operating activities:
  Provision for doubtful accounts..............       1,451        1,519
  Depreciation and amortization................       5,751        6,158
  Gain on sale of assets.......................         (72)         (57)
  Non-cash one-time charges....................       5,916          ---
  Amortization of deferred financing
   costs.......................................         124          227
  Changes in assets and liabilities net
   of effect of acquisitions:
   Accounts receivable.........................     (35,159)     (27,367)
   Other current assets........................      (6,409)      (2,890)
   Other noncurrent assets.....................       1,772       (3,308)
   Accounts payable and accrued expenses.......      24,892       (1,093)
   Accrued wages and related liabilities.......       1,120        1,356
   Interest payable............................      (2,592)      (2,007)
   Income taxes payable........................        ----        3,366
   Other noncurrent liabilities................         315        1,044
                                                 ----------     --------
     Net cash used in operating
      activities...............................     (29,028)     (16,462)

INVESTING ACTIVITIES
 Acquisition of businesses.....................         ---       (4,858)
 Purchases of property and equipment...........      (6,685)      (9,010)
 Net proceeds from disposition of
  TeamCare.....................................      88,233          ---
 Proceeds from disposition of property
  and equipment................................         ---          994
 Net purchases and sales of investments........       1,686          ---
 Other.........................................        (154)        (267)
                                                 ----------     --------
   Net cash provided by (used in)
    investing activities.......................      83,080      (13,141)

FINANCING ACTIVITIES
 Proceeds from exercise of warrants and
  options......................................       1,420        1,489
 Long-term debt payments.......................    (253,212)      (2,100)
 Proceeds from long-term debt borrowings.......     196,000       28,000
 Payment of debt issuance costs................      (2,505)         (16)
                                                 ----------     --------
   Net cash (used in) provided by
    financing activities.......................     (58,297)      27,373
                                                 ----------     --------
 Net decrease in cash and cash
  equivalents..................................      (4,245)      (2,230)
 Cash and cash equivalents at beginning
  of period....................................      14,512       17,738
                                                 ----------     --------

 Cash and cash equivalents at end of
  period.......................................   $  10,267     $ 15,508
                                                 ==========     ========

See Notes to Condensed Consolidated Financial Statements

                                 GRANCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - TeamCare Merger
------------------------

          GranCare entered into an Amended and Restated Agreement and Plan of Merger with Vitalink Pharmacy Services, Inc. (Vitalink) as of September 3, 1996. The form of the transactions were: (1) GranCare's skilled nursing facilities, along with its contract management and home health businesses were reorganized into New GranCare, Inc. (New GranCare) and all of the shares of New GranCare distributed to the GranCare shareholders in a tax-free spin off (the Distribution); (2) GranCare (then consisting solely of the institutional pharmacy and related business known as TeamCare) merged into and was acquired by Vitalink through a tax-free exchange of shares of common stock of Vitalink for shares of common stock of GranCare; and (3) New GranCare became a public company upon consummation of the Distribution. Notwithstanding the legal structure of the transactions, for accounting/financial reporting purposes such transactions has been treated as the spin-off of TeamCare in the form of a dividend and the reorganization/recapitalization of GranCare into New GranCare as New GranCare has continued the majority of the GranCare businesses. No gain has been recognized as a result of the distribution for the difference between the market value of the Vitalink Common Stock received and the carrying value of the net assets of TeamCare. New GranCare continues to reflect the historical cost basis of assets and liabilities of the Company. These transactions were approved by the GranCare shareholders on February 8, 1997 and the transactions closed on February 12, 1997 (the Closing Date); the spin-off of TeamCare was reflected in the first quarter of 1997.

          In addition, as a consequence of the Vitalink merger, the Company redeemed its 6 1/2% Convertible Subordinated Debentures (the Debentures) due January 15, 2003 effective as of the Closing Date. GranCare deposited the redemption price and accrued interest on each outstanding Debenture with the trustee for the Debentures and interest ceased to accrue as of February 12, 1997. GranCare also completed a tender offer for its 9 3/8% Senior Subordinated Notes (Senior Notes) due 2005. GranCare accepted $98 million aggregate principal amount of Senior Notes (representing 98% of the outstanding Senior Notes) for purchase pursuant to GranCare's cash tender offer at a purchase price of $1,090 per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the payment date.

          In February 1997, the Company recognized a merger charge in connection with the aforementioned transactions. The components of the merger charge recognized in New GranCare's operations in the first quarter of 1997 consist of the following:



                                          DOLLARS IN THOUSANDS
                                          ---------------------
Shared transaction costs:
       Redemption premium - $100
        million Senior
       Subordinated Notes...............              $  9,000
       Redemption premium - $60 million
        Convertible
       Subordinated Debentures..........                 2,430
       Investment banker fees...........                 4,200
       Consent fee paid to HRPT.........                 5,500
       Other professional fees and
        merger related costs............                 5,470
                                                      --------
Total shared merger costs...............                26,600
Less costs to be paid by Vitalink.......               (13,300)
                                                      --------
GranCare portion of shared transaction
 costs..................................                13,300
Other transaction related costs:
       Consent fee paid to HRPT.........                 4,500
       Write-off to deferred financing
        fees............................                 5,441
       Amounts payable under GranCare
        Shareholder   Value Program.....                 4,500
       Amounts payable under Restricted
        Stock Plan......................                 2,200
       Other employee severance and
        other related costs.............                 6,059
                                                      --------
                                                        36,000
Less:   Income taxes....................                (6,000)
                                                      --------
Total Merger costs, net of income taxes.              $ 30,000
                                                      ========

Excluding TeamCare and merger and one-time charges, GranCare's total net revenues and pre-tax income (loss) for the three month periods ended March 31, 1997 and 1996, respectively, would have been $203,719,000 and $177,541,000; and
$5,885,000 and $4,219,000.


Note C - Contingent Earn-Out Provision
--------------------------------------

       The purchase agreement with respect to the 1994 acquisition of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC"), contains a contingent earnout provision for the two year period ended June 30, 1996. In April 1997, the Company agreed to pay the seller of LTC $5.4 million in settlement of the earnout provision. Of this settlement, Vitalink is obligated to fund $2.5 million. This settlement has been reflected in the accompanying financial statement as in increase to GranCare's investment in TeamCare thereby increasing the amount of the dividend recorded in connection with the TeamCare spin-off.


Note D - Non-Recurring Charge
-----------------------------

       During the third quarter of 1996, the Company recorded exit and other one-time costs of $18.4 million as a charge to operations. Approximately $10.6 million of this charge relates to management's decision to close five Indiana facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The $10.6 million reflects the remaining net book value of leasehold improvements at the dates of closure and the remaining rent due to the landlord for periods after the dates of closure. On March 6, 1997, the Company modified its plan from closing five Indiana facilities to terminating most of its lease obligations and operations in Indiana involving a total of 18 facilities. This modification did not significantly impact the exit costs previously accrued in the third quarter of 1996. Management completed the lease terminations effective April 1, 1997. Approximately $3 million of the charge relates to the write-off of notes receivable for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. In addition, in the third quarter of 1996, the Company recorded $4.8 million of other charges which included $2.9 million of additional bad debt expense related to TeamCare. The charge for bad debt expense was necessary to provide for the increased risk of collection resulting from the deterioration in the financial condition of certain customers in the third quarter of 1996.


Note E - Third Party Settlement Appeal
--------------------------------------

       During the fourth quarter of 1996, the Company received final settlement on its 1994 cost reports for its California long-term health care facilities. The final settlements made by the intermediary for seven facilities included disallowances of a portion of speech and occupational therapy costs based on their interpretation of the Medicare prudent buyer concept. In addition, the intermediary has reopened the 1993 cost reports for two facilities for the same issue. The Company has furnished therapy services to patients under arrangements with outside therapy contractors. The contracts with the outside contractors contain indemnification clauses regarding denial of payment for services provided. The intermediary asserts that the Company did not act as a prudent buyer of therapy services as the Company should have hired therapists instead of contracting for their services. In the absence of prudent buyer documentation to the contrary, the intermediary determined reasonable costs for therapy services based on internally developed survey data and other factors. The Company, in conjunction with a therapy company and another long-term care company, has filed an expedited group appeal to the Provider Reimbursement Review Board regarding these 1994 audit adjustments. A hearing is scheduled to take place during the Company's second quarter. Management (based on the advise of outside counsel) believes that it has a strong position in this matter and will ultimately prevail. If the hearing results in an unfavorable outcome to the Company and if the Company does not ultimately prevail on this matter, these adjustments could have a material adverse impact to net income of a particular future quarter or year.

Note F - Credit Facility
------------------------

  In connection with the TeamCare merger described in Note B, the Company replaced its Credit Facility with a new credit facility in the aggregate amount of $300,000,000 (the New Credit Facility). The New Credit Facility consists of two components: a $200,000,000 5-year revolving credit facility (which includes a $40,000,000 sub-limit for the issuance of standby letters of credit) and a $100,000,000 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75,000,000. The first $25,000,000 of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. The revolving credit portion of the New Credit Facility will mature in five years. The term loan portion of the New Credit Facility will be amortized in ten quarterly installments of $7,000,000 each commencing February 12, 1999, thereafter increasing to $10,000,000 per quarter. All remaining principal and accrued, unpaid interest shall be due and payable in full on the fifth anniversary of the closing date of the New Credit Facility. Interest on outstanding borrowings shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin.


Note G - Taxes
--------------

  For the three-months ended March 31, 1997, the provision for income taxes is affected by $19.0 million of merger expenses that are not tax deductible for income tax purposes. Without the effect of such non-deductible expenses, the effective tax rate for the 1997 period is consistent with the comparable period in 1996.


Note H - FASB Statement No. 128
-------------------------------

  During the first quarter of 1997, the FASB released FASB Statement No. 128 (Statement No. 128), Earnings Per Share. As required, the Company intends to adopt Statement No. 128 in the fourth quarter of 1997 and will restate earnings per share for prior periods in conformity with the new rules.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS
          -------------

RECENT DEVELOPMENTS

  On May 8, 1997, the Company announced the execution of agreements for a business combination (the "LCA Merger") of Living Centers of America, Inc. ("LCA") with the Company immediately following a leveraged recapitalization of
LCA by Apollo Management, L.P..   The Company believes that the combined company
would be the second-largest long term care provider in the country, operating over 330 facilities with more than 38,000 beds in 21 states. In addition to operating skilled nursing facilities, the combined company would provide pharmaceutical and rehabilitation services, assisted living, contract management and geriatric specialty healthcare services nationwide. Consummation of the LCA Merger is subject to numerous conditions including regulatory approval and approval by the shareholders of LCA and the Company.

GENERAL

  On February 12, 1997, the Company completed the Transactions, the practical effect of which was to transfer on a tax advantaged basis the Predecessor's Institutional Pharmacy Business to Vitalink and distribute the consideration for such transfer to the Predecessor's shareholders. For financial reporting purposes, the Company is the successor to GranCare, Inc., a California corporation.

  The Predecessor was incorporated in September 1987. Since inception, the Predecessor has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. During 1996 the Predecessor acquired RN Health Care Services, Inc., a home health agency in Michigan, Jennings Visiting Nurse Association, Inc., a home health agency in Indiana, Emery Pharmacy, a provider of institutional pharmacy services in upstate New York and RX Corporation, a provider of institutional pharmacy services in southern California.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the three-month period ended March 31, 1997, the percentage of the Company's total gross patient revenues derived from Medicaid and Medicare programs were 34% and 45%, respectively.

  Excluding the Institutional Pharmacy Business, for the three-month period ended March 31, 1997, the percentage of the Company's total patient revenues derived from the Medicaid and Medicare programs were 34% and 46%, respectively.

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

  While the initial results of the Transactions has been a decrease in the percentage of revenue from specialty medical services received by the Company because of the loss of the revenue from TeamCare, the Company believes that opportunities exist to increase the percentage of its revenue derived from specialty medical services from other sources such as from therapy and subacute care.

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

RESULTS OF OPERATIONS

  The following tables set forth, as a percentage of patient revenues, certain income data for the periods indicated:

             REVENUE COMPOSITION/PERCENTAGE OF PATIENT REVENUES (1)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
Skilled Nursing and Subacute Care:
  Routine services-----------------------      56.3%     62.1%
  Specialty Medical:
  Therapy, subacute and other ancillary
  services-------------------------------      39.4      33.3
  Contract Management--------------------       4.3       4.6
                                          ----------  ----------
    Subtotal-----------------------------      43.7      37.9
                                          ----------  ----------
   Total--------------------------------      100.0%    100.0%
                                          ==========  ==========

  REVENUES PER PATIENT DAY DERIVED FROM SKILLED NURSING AND SUBACUTE CARE (1)


                                    THREE MONTHS
                                        ENDED
                                      MARCH 31,
                                -------------------
                                   1997      1996
                                ---------  --------
Routine skilled nursing---------  $ 92.04   $ 88.15
Specialty medical services (2)--    64.53     47.30
                                ---------  --------
  Total-------------------------  $156.57   $135.45
                                =========  ========

(1)  Excluding TeamCare for all periods presented.
(2) Excludes pharmacy and other specialty medical revenue from beds not operated by the Company.


  The Company's net revenues for the three-month period ended March 31, 1997 were $224.5 million compared to $230.0 million for the same period in 1996, a decrease of 5.5 million, or 2.4%.

  Excluding the Institutional Pharmacy Business, the Company's net revenues for the three-month period ended March 31, 1997 were $203.7 million compared to $177.5 million for 1996, an increase of $26.2 million, or 14.8% Same-store growth increased, on a gross basis, $14.9 million from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix. Specialty medical revenues increased $21.5 million over the same period in 1996. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy). Included in net revenues for the three-month period ended March 31, 1997 and 1996 were $0.9 million and $0.4 million, respectively, relating to routine cost limit exceptions. While the Company has applied for these exceptions, and has only recognized a portion of the estimated recovery, there can be no assurance that the actual revenues from routine cost limit exceptions will equal those amounts recognized by the Company in the three-month period ended March 31, 1997 and 1996.

  Operating expenses (excluding rent and property expenses) for the three-month period ended March 31, 1997 were $190.1 million compared to $191.6 million for the same period in 1996, a decrease of $1.5 million.

  Excluding the Institutional Pharmacy Business, operating expenses (excluding rent and property expenses) for the three-month period ended March 31, 1997 were $171.8 million compared to $148.4 million for the same period in 1996, an increase of $23.4 million, or 15.8%. $10.6 million of the increase was attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided. On a same-store basis, operating expenses increased $12.7 million for the three-month period ended March 31, 1997 over the same period in 1996. Specialty medical revenues generate additional costs from the higher staffing levels required to care for the higher acuity Medicare residents. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Rent and property expenses for the three-month period ended March 31, 1997 were $13.8 million compared to $13.5 million for the same period in 1996, an increase of $0.3 million, or 2.2%.

  Excluding the Institutional Pharmacy Business, rent and property expenses for the three-month period ended March 31, 1997 were $13.3 million compared to $12.3 million for the same period in 1996, an increase of $1.0 million, or 8.1%. This increase was primarily attributable to additional facilities operated and scheduled increases in rental expense.

  Depreciation and amortization expenses for the three-month period ended March 31, 1997 were $5.8 million compared to $6.2 million for the same period in 1996, a decrease of $0.4 million, or 6.5%.

  Excluding the Institutional Pharmacy Business, depreciation and amortization expenses for the three-month period ended March 31, 1997 were $5.2 million compared to $4.7 million for 1996, an increase of $0.5 million, or 10.6%. This increase was primarily the result of depreciation and amortization expenses attributable to businesses acquired in 1996 and additions to property and equipment.

  Interest expense and financing charges for the three-month period ended March 31, 1997 were $8.5 million compared to $8.2 million for the same period in 1996, an increase of $0.3 million, or 3.7%.

  Excluding the Institutional Pharmacy Business, interest expenses and financing charges for the three-month period ended March 31, 1997 were $7.5 million compared to $8.0 million for the same period in 1996, a decrease of $0.5 million, or 6.3%. This decrease was due primarily from a reduction in indebtedness related to debt extinguished in the TeamCare Merger offset in part by interest on additional indebtedness to fund working capital.

  During the first quarter of 1997, in conjunction with the TeamCare Merger, the Company recorded merger and other one-time costs of $36.0 million (See Note B of Notes to Condensed Consolidated Financial Statements). Of this aggregate charge, $28.3 million is reflected as a charge to operations with the remaining $7.7 million pertaining to costs associated with the early extinguishment of debt being reflected as an extraordinary charge. The components of the merger charge recognized in the first quarter of 1997 consist of the following:

                                          DOLLARS IN THOUSANDS
                                          ---------------------
Shared transaction costs:
       Redemption premium - $100
        million Senior
       Subordinated Notes...............              $  9,000
       Redemption premium - $60 million
        Convertible
       Subordinated Debentures..........                 2,430
       Investment banker fees...........                 4,200
       Consent fee paid to HRPT.........                 5,500
       Other professional fees and                       5,470
        merger related costs............              --------
Total shared merger costs...............                26,600
Less costs to be paid by Vitalink.......               (13,300)
                                                      --------
GranCare portion of shared transaction
 costs..................................                13,300
Other transaction related costs:
       Consent fee paid to HRPT.........                 4,500
       Write-off to deferred financing
        fees............................                 5,441
       Amounts payable under GranCare
        Shareholder   Value Program.....                 4,500

       Amounts payable under Restricted
        Stock Plan......................                 2,200
       Other employee severance and
        other related costs.............                 6,059
                                                      --------
                                                        36,000

Less:   Income taxes....................                (6,000)
                                                      --------
Total Merger costs, net of income taxes.              $ 30,000
                                                      ========


       Income taxes (benefit) for the three-month period ended March 31, 1997 were $(3.6) million compared to $4.0 million for the same period in 1996. Income taxes in 1997 are affected by approximately $19.0 million in non-deductable merger expenses.

       Excluding the Institutional Pharmacy Business, income taxes (benefit) for the three-month period ended March 31, 1997 were ($3.7) million compared to $1.7 million for the same period in 1996.

       As a result of the foregoing, net income (loss) for the three-month period ended March 31, 1997 was $(26.1) million compared to $6.6 million for the same period in 1996. Excluding the Institutional Pharmacy Business, net income
(loss) for the three-month period ended March 31, 1997 was $(26.4) million compared to $2.5 million for the same period in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of liquidity at March 31, 1997 was $10.3 million in cash and cash equivalents compared to $14.5 million at December 31, 1996, a decrease of $4.2 million. The decrease in cash and cash equivalents was due primarily to an increase in accounts receivable and repayment of long-term debt offset by proceeds from disposition of TeamCare. Payments received by the Company from the Medicaid and the Medicare programs are the Company's largest source of cash from operations.

       Accounts receivable at March 31, 1997 were $215.7 million compared to $233.3 million at December 31, 1996, a decrease of $17.6 million or 7.5%.

       Excluding the Institutional Pharmacy Business, accounts receivable at March 31, 1997 were $215.7 million compared to $184.3 million at December 31, 1996, an increase of $31.4 million. This increase was due to increases in revenues and the timing of certain settlement payments. The Company's accounts receivable include receivables from third-party reimbursement programs, primarily Medicaid and Medicare settlements. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois, where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. The Company accounts for such open cost reports by taking appropriate reserves to offset potential audit adjustments. Specialty medical services generally increase the amount of payments received on a delayed basis.

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

       In additional to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities, as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's estimated principal payments, cash interest payments, rent and property expense obligations for 1997 are approximately $83.2 million.

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

       The Company maintained a $150.0 million credit facility (the "Predecessor Credit Facility") with a syndicate of banks for whom First Union acted as lead bank, which was used for working capital, other general corporate purposes and acquisitions. In order to complete the Transactions, the Company replaced the Predecessor Credit Facility with a new credit facility in the aggregate amount of $300.0 million, with First Union and The Chase Manhattan Bank each committing to $150.0 million (the "Credit Facility"). The Credit Facility consists of two components: a $200.0 million 5-year revolving credit facility (which includes a $40.0 million sub-limit for the issuance of standby letters of credit) and a $100.0 million 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75.0 million. The first $25.0 million of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. As of March 31, 1997, the Company had approximately $15.0 million, excluding letters of credit, outstanding under the working-capital sub-facility. The revolving credit portion of the Credit Facility matures in February 2002. The term loan portion of the Credit Facility will be amortized in ten quarterly installments of $7.0 million each commencing in February 1999, thereafter increasing to $10.0 million per quarter. All remaining principal and accrued and unpaid interest shall be due and payable in full in February 2002. Interest on outstanding borrowing shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin. As of March 31, 1997, approximately $196.0 million was outstanding under the Credit Facility. On April 18, 1997, the Company amended the Credit Facility in order to provide the Company with greater flexibility to pursue potential acquisitions. The Credit Facility contains restrictions on the ability of the Company to pay dividends to its stockholders upon the failure to satisfy certain financial covenants.

       In connection with the Transactions, the Company completed a tender offer for its Senior Subordinated Notes due 2005 (the "Notes"), substantially all of which were purchased in the tender offer with funds provided by Vitalink. The remaining Notes became obligations of Vitalink in connection with the Merger. Also in connection with the Transactions, the Company redeemed all of its outstanding 6 1/2% Convertible Debentures due 2003 (the "Convertible Debentures"). Accordingly, neither the Notes nor the Convertible Debentures remain obligations of the Company following the Transactions.

       In April 1997, the Company agreed to pay the seller of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC") $5.4 million in settlement of a contingent earnout provision in the purchase agreement relating to the Company's 1994 acquisition of LTC. Pursuant to the documents entered into in connection with the Transactions, Vitalink is obligated to fund $2.5 million of this payment.

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

       The Company believes that its cash from operations, existing working capital and available borrowings under its line of credit will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above (other than the LCA Merger) as well as to repay certain indebtedness when due. At this time the Company believes that any additional required financing could be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms or availability of additional financing in the future.

       In conjunction with a 1990 acquisition, the Company borrowed $15.0 million under a promissory note agreement with Health and Retirement Properties Trust ("HRPT"). The note is secured by mortgages on two facilities and 1,000,000 shares of HRPT common stock owned by the Company. The HRPT note had a balance of $8.7 million, with an interest rate of 13.75% at December 31, 1994. During 1995, the Company renegotiated the note with HRPT, whereby the principal balance of the promissory note was increased to $11.5 million, resulting in additional proceeds to the Company. Minimum interest on the note is 11.5% per year payable monthly in arrears. Additional interest became payable commencing on January 1, 1996, in an amount equal to 75% of the percentage increase in the Consumer Price Index, with certain defined limitations. Principal payments will begin two years after the date of the note on a 30-year direct reduction basis, with the remaining balance due December 31, 2010.

       The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. Subsequent to December 31, 1994, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installment. In addition, commencing January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for seven facilities expire in June 2006 and there are two 10 1/2 year renewal options. The Company has subleased six of the 24 facilities to unrelated parties.

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

       The Company maintains a captive insurance subsidiary to provide reinsurance for its obligations under workers' compensation and general and professional liability plans. These obligations are funded with long-term fixed income investments, which are not available to satisfy other obligations of the Company.

       Capital Resources. The Company believes that its cash from operations, existing working capital and available borrowings under the Credit Facility will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay any required indebtedness when due, and further expand GranCare's business (other than the LCA Merger). Also in connection with the Transactions, Vitalink assumed (as part of the Merger) certain items of the Predecessor's consolidated indebtedness aggregating approximately $108.0 million (which includes the Predecessor's obligations in respect of the Notes). However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings, sale-leaseback financings or the sale of debt or equity, to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions. At this time, the Company believes that any additional required financing may be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms that are available of additional financing in the future.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

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

On December 19, 1996, a Conditional Agreement and Stipulation of Settlement (the "Settlement Agreement") was reached in this litigation, subject to notice to the proposed class and a final hearing before the court, among other conditions and considerations. On May 9, 1997, the Court certified the class for settlement purposes only, approved the Settlement Agreement, and entered its judgment dismissing the litigation.

The effect of the Settlement Agreement and the judgment was to extinguish the claims contained in the action with prejudice, along with granting of a general release from other claims, whether asserted or not, known or unknown, as allowed by law. Pursuant to the judgment, the Settlement Agreement is binding on all class members who were not previously excluded from the settlement class. Plaintiff's counsel submitted an application seeking an award of attorney's fees and expenses in an aggregate amount of $350,000, and the Company will pay this amount which was awarded by the Court. The Defendants vigorously denied and continue to deny all liability and allegations of wrongdoing, and the settlement is not to be construed for any purpose as an inference or admission of liability or wrongdoing by them..

ITEM 2.  CHANGES IN SECURITIES.
-------  ----------------------

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

  Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

  Not applicable.


ITEM 5.   OTHER INFORMATION.
----------------------------

On May 8, 1997, the Company announced the execution of agreements for a business combination of Living Centers of America, Inc. ("LCA") with the Company immediately following a leveraged recapitalization of LCA by Apollo Management, L.P.

The consummation of the LCA Merger is subject to numerous conditions including, without limitation, the approval as the transactions by the stockholders of the Company and LCA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

          (a) The following exhibits are included herewith:

              11  Computation of Net Income (Loss) Per Share
              27  Financial Data Schedule

          (b)  Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997      GRANCARE, INC.



  /s/ Jerry A. Schneider
  ----------------------
  Jerry A. Schneider
  Executive Vice President and Chief Financial Officer
  (Duly Authorized Officer and Principal Financial
  and Accounting  Officer)